Form 10-Q
period 2008-12-31
OMNI VENTURES INC
filed 2009-03-17
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OMNI VENTURES, INC.
 (Exact name of registrant as specified in Charter

KANSAS	333-156263	263404322
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

15875 S. Cherry Ct, Suite 1
Olathe, Kansas 66062
 (Address of Principal Executive Offices)
 _______________

     (913) 681-8193
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of  March 17, 2009:  92,655,172 shares of Common Stock.

OMNI VENTURES, INC.

FORM 10-Q

December 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2008

CONTENTS

Page(s)

Balance Sheets – As of December 31, 2008 (Unaudited) and September 30, 2008 (Audited)	1

Statements of Operations –
For the three months ended December 31, 2008 and for the period from
August 14, 2008 (Inception) to December 31, 2008	2

Statements of Cash Flows –
For the three months ended December 31, 2008 and for the period from
August 14, 2008 (Inception) to December 31, 2008	3

Notes to Financial Statements (Unaudited)	4- 10

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$2,126	$-
Prepaid expense	281,636	92,500
Total Current Assets	283,762	92,500

Total Assets	$283,762	$92,500

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$3,000	$3,000
Loan payable - related party	3,800	-
Note payable	100,000	100,000
Total Current Liabilities	106,800	103,000

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
92,655,172 and 80,000,000 shares issued and outstanding	9,265	8,000
Additional paid-in capital	251,838	-
Deficit accumulated during the development stage	(84,141)	(18,500)
Total Stockholders' Equity (Deficit)	176,962	(10,500)

Total Liabilities & Stockholders' Equity (Deficit)	$283,762	$92,500

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations

		For the period from
	For the three months ended	August 14, 2008 (inception) to
	December 31, 2008	December 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses
General and administrative	62,641	80,141
Total Operating Expenses	62,641	80,141

Loss from Operations	(62,641)	(80,141)

Other Expense
Interest expense	3,000	4,000
Total Other Expense	3,000	4,000

Net Loss	$(65,641)	$(84,141)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	85,055,011	83,345,763

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
		For the period from
	For the three months ended	August 14, 2008 (inception) to
	December 31, 2008	December 31, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,641)	$(84,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	51,767	59,267
Common stock issued for pre-incorporation services - founder	-	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accrued expenses	-	3,000
Net Cash Used In Operating Activities	(13,874)	(13,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds loan payable-related party	5,300	5,300
Repayment of loan payable-related party	(1,500)	(1,500)
Proceeds from sale of common stock	12,200	12,200
Net Cash Provided by Financing Activities	16,000	16,000

Net Increase in Cash	$2,126	$2,126

Cash - Beginning of Period	-	-

Cash - End of Period	$2,126	$2,126

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,000	$3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$100,000
Common stock issued for future services	$240,903	$240,903

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended September 30, 2008. The interim results for the period ended December 31, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Omni Ventures, Inc. (the “Company”), was incorporated in the State of Kansas on August 14, 2008.

The Company intends to become a real estate development company.  The Company is searching to develop properties on Indian reservations.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

A significant estimate in fiscal year-end 2009 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2008 and September 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2008 and September 30, 2008, respectively, the Company had no cash equivalents.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 14, 2008 (inception) to December 31, 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the period from August 14, 2008 (inception) to December 31, 2008, the Company has not issued any stock based compensation to employees.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). For the period from August 14, 2008 (inception) to December 31, 2008, the Company has not issued any stock based compensation to third parties.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including prepaid expense, accrued expenses, loans payable-related party and a note payable, approximate fair value due to the relatively short period to maturity for these instruments.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During fiscal year-end 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year.  The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $62,641 and net cash used in operations of $13,874, for the three months ended December 31, 2008; and a deficit accumulated during the development stage of $84,141 at December 31, 2008.

The Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Loan Payable - Related Party

On October 6, 2008, the Company’s Chairman provided a $20,000 revolving line of credit.  The debt bears interest at 12%, with interest due monthly.  All advances are due on demand and are unsecured.  As of December 31, 2008, the balance on the line was $3,800.

Note 5 Note Payable

On September 3, 2008, the Company entered into an agreement for future consulting services. In exchange for these future services, the Company issued a $100,000, one-year note payable. The note bears interest at 12% and is due monthly.  The note is secured by the Company’s assets and 80,000,000 shares issued to the Company’s founder (See Note 6).  The note is due on    September 3, 2009. As of December 31, 2008 and September 30, 2008, respectively, the Company had accrued interest of $1,000 relating to this note.

The Company is amortizing the related services over a one-year period.  The Company has expensed $25,000 for the three months ended December 31, 2008 and $32,500 for the period from August 14, 2008 (inception) to December 31, 2008. The remaining balance of $67,500 is reflected as a prepaid expense.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Note 6 Stockholders’ Equity (Deficit)

On August 14, 2008, the Company issued 80,000,000 shares of common stock, having a fair value of $8,000 ($0.0001/share), to its founder for pre-incorporation services. Under APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value of the shares issued. The exchange of these non-monetary assets did not result in a gain or loss. The Company has expensed this stock issuance as a component of general and administrative expense.   These shares are being held by a third party escrow agent as security on a note payable in the event of default (See Note 5).

In October 2008, the Company issued 610,000 shares of common stock, for $12,200 ($0.02/share), under a private placement to third party investors.

On November 26, 2008, the Company issued 12,045,172 shares of common stock to consultants for future services having a fair value of $240,903 ($0.02/share), based upon the recent cash offering price.  The services will be rendered during the period December 1, 2008 through August 31, 2009.

The Company expensed $26,767 during the three months ended December 31, 2008. The remaining $214,136 is reflected as a prepaid expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

GENERAL

We were incorporated in August 2008 in the State of Kansas. We plan to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States, with specialization in two different categories. One is apartment projects to house employees that work for gaming and supporting businesses. The other is recreational activities geared at family oriented activities. Our founder and Chief Executive Officer, Hollis Cunningham, has been active in the development of commercial projects for over forty years and has extensive knowledge and experience in this field.

Our primary goal is to provide housing and recreational activities that complement the Native American gaming activities in the area. We believe that tourism in these areas is becoming more oriented toward family activities. Our management believes investment in these types of projects appropriately meets the market need in these areas.

Market research shows a continued and steady increase in tourism in the targeted areas, especially in family oriented activities.

Our management believes the increasing popularity of tourism in these areas is due in part to demographic and social trends. Annual reports from Chamber of Commerce and marketing news agencies in these areas indicate a steady trend toward combining adult gaming with family activities such as winter sports, water parks, and indoor fun centers.

PLAN OF OPERATION

We have not begun operations, and we require outside capital to begin operations. We believe we will be able to competitively market ourselves. All functions will be coordinated and managed by our founder, including marketing, finance, and operations.

We are currently negotiating with several Tribes on various projects and have had positive input from them. We are working on our web site which will provide quick response for new customers.

We also intend to engage Three Fires Development Group, Inc. to assist us in the introduction of our Company to potential customers and to assist in negotiating Joint Venture Agreements with them. Three Fires has vast experience in the development arena and enjoys an excellent reputation with the Native American Tribes.

Over the next year our plan is to negotiate joint venture agreements with the Nambe Pueblo, Santa Fe, New Mexico, Moapa, Las Vegas, Nevada, and the Ysleta Del Sur, El Paso, Texas. At this time negotiations on these projects are underway and response has been positive.

We have budgeted $250,000.00 over the next year for general expenses. This budget covers marketing expenses ($60,000.00), legal and consulting fees ($140,000.00), infrastructure fees ($20,000.00) and due diligence fees ($30,000.00).

We expect the first year total cost of marketing and advertising to be $60,000.00. As projects come on line we anticipate interest from other Tribes for assistance in additional projects. We anticipate that new projects will offset any additional general and marketing costs.

At the end of the first year we plan to make an assessment on the first year of operations. By that time we anticipate having additional projects contracted for funding for the following year.

If we are unable to effectively market and fund these projects we may have to suspend or cease our efforts. If we cease our previously stated efforts we do not have plans to pursue other business opportunities. If we cease operations investors will not receive any return on their investments.

Results of Operations

For the period from August 14, 2008 (inception) through December 31, 2008, we had no revenue. Total expenses for the period were $65,641 which included interest expense of $3,000.

Capital Resources and Liquidity

As of December 31, 2008 we had $2,126 in cash.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $250,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financialguarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods thing those fiscal years. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position

Critical Accounting Policy

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI VENTURES, INC.

Date: March 17, 2009	By:	/s/Hollis Cunningham
Hollis Cunningham
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors