Form 10-Q
period 2009-03-31
OMNI VENTURES INC
filed 2009-05-20
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OMNI VENTURES, INC.
(Exact name of registrant as specified in the Charter)

KANSAS	333-156263	26-3404322
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

15875 S. Cherry Ct, Suite 1
Olathe, Kansas 66062
 (Address of Principal Executive Offices)

(913) 681-8193
 (Issuer Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required tobe submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No  ☒

The number of shares outstanding of the Registrant’s common stock as of May20, 2009:  92,655,172  shares of common stock.

OMNI VENTURES, INC.

FORM 10-Q

March 31, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2009

CONTENTS
Page(s)
Balance Sheets – As of March 31, 2009 (Unaudited) and September 30, 2008 (Audited)	1

Statements of Operations –
For the three and six months ended March 31, 2009 and for the period from
August 14, 2008 (Inception) to March 31, 2009	2

Statements of Cash Flows –
For the six months ended March 31, 2009 and for the period from
August 14, 2008 (Inception) to March 31, 2009	3

Notes to Financial Statements (Unaudited)	4 - 8

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$3,153	$-
Prepaid expense	176,335	92,500
Total Current Assets	179,488	92,500

Total Assets	$179,488	$92,500

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accrued expenses	$26,926	$3,000
Loan payable - related party	8,900	-
Note payable	100,000	100,000
Total Current Liabilities	135,826	103,000

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
92,655,172 and 80,000,000 shares issued and outstanding	9,265	8,000
Additional paid-in capital	251,838	-
Deficit accumulated during the development stage	(217,441)	(18,500)
Total Stockholders' Equity (Deficit)	43,662	(10,500)

Total Liabilities & Stockholders' Equity (Deficit)	$179,488	$92,500

See accompanying notes to unaudited financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the period from
	For the three months ended	For the six months ended	August 14, 2008 (inception) to
	March 31, 2009	March 31, 2009	March 31, 2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	129,300	191,941	209,441
Total Operating Expenses	129,300	191,941	209,441

Loss from Operations	(129,300)	(191,941)	(209,441)

Other Expense
Interest expense	4,000	7,000	8,000
Total Other Expense	4,000	7,000	8,000

Net Loss	$(133,300)	$(198,941)	$(217,441)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	92,655,172	88,813,332	87,004,483

See accompanying notes to unaudited financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the period from
	For the six months ended	August 14, 2008 (inception) to
	March 31, 2009	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,941)	$(217,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	157,068	164,568
Common stock issued for pre-incorporation services - founder	-	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accrued expenses	23,926	26,926
Net Cash Used In Operating Activities	(17,947)	(17,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds loan payable - related party	13,300	13,300
Repayment of loan payable - related party	(4,400)	(4,400)
Proceeds from sale of common stock	12,200	12,200
Net Cash Provided by Financing Activities	21,100	21,100

Net Increase in Cash	$3,153	$3,153

Cash - Beginning of Period	-	-

Cash - End of Period	$3,153	$3,153

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,000	$4,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$100,000
Common stock issued for future services	$240,903	$240,903

See accompanying notes to unaudited financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended September 30, 2008. The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full fiscal year.

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
March 31, 2009
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

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At March 31, 2009 and September 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 14, 2008 (inception) to March 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the period from August 14, 2008 (inception) to March 31, 2009, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). For the period from August 14, 2008 (inception) to March 31, 2009, the Company has not issued any stock based compensation to third parties.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $198,941 and net cash used in operations of $17,947, for the six months ended March 31, 2009; and a deficit accumulated during the development stage of $217,441 at March 31, 2009.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

Note 4 Loan Payable - Related Party

On October 6, 2008, the Company’s Chairman provided a $20,000 revolving line of credit.  The debt bears interest at 12%, with interest due monthly.  All advances are due on demand and are unsecured.  As of March 31, 2009, the balance on the line was $8,900.

Note 5 Note Payable

On September 3, 2008, the Company entered into an agreement for future consulting services. In exchange for these future services, the Company issued a $100,000, one-year note payable. The note bears interest at 12% and is due monthly. The note is secured by the Company’s assets and 80,000,000 shares issued to the Company’s founder (See Note 6). The note is due on September 3, 2009. As of March 31, 2009 and September 30, 2008, respectively, the Company had accrued interest of $4,000 relating to this note.

The Company did not pay the interest due in January 2009 under the terms of the note agreement; therefore, beginning in February 2009, the note holder began charging the default interest rate of 18% on the amount in default. The note holder granted a six-month extension until July 1, 2009 to repay all unpaid accrued interest

The Company is amortizing the related services over a one-year period.  The Company has expensed $25,000 and $50,000 for the three and six months ended March 31, 2009, respectively, and $57,500 for the period from August 14, 2008 (inception) to March 31, 2009. The remaining balance of $42,500 is reflected as a component of prepaid expense.

Note 6 Stockholders’ Equity (Deficit)

On August 14, 2008, the Company issued 80,000,000 shares of common stock, having a fair value of $8,000 ($0.0001/share), to its founder for pre-incorporation services. Under SFAS No. 123R and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value of the shares issued. The exchange of these non-monetary assets did not result in a gain or loss. The Company has expensed this stock issuance as a component of general and administrative expense. These shares are being held by a third party escrow agent as security on a note payable in the event of default on the $100,000 note (See Note 5).

In October 2008, the Company issued 610,000 shares of common stock, for $12,200 ($0.02/share), under a private placement to third party investors.

On November 26, 2008, the Company issued 12,045,172 shares of common stock to consultants for future services having a fair value of $240,903 ($0.02/share), based upon the recent cash offering price.  The services will be rendered during the period December 1, 2008 through August 31, 2009. The Company expensed $80,301 and $107,068 during the three and six months ended March 31, 2009. The remaining $133,835 is reflected as a prepaid expense.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

For the period from August 14, 2008 (inception) through March 31, 2009, we had no revenue. Total expenses for the period were $217,441 which included interest expense of $8,000.

Capital Resources and Liquidity

As of March 31, 2009 we had $3,153 in cash.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Critical Accounting Policy

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We do not undertake any specific actions to limit those exposures.

 Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI VENTURES, INC.

Date: May 20, 2009	By:	/s/ Hollis Cunningham
Hollis Cunningham
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors