Form 10-Q
period 2009-06-30
OMNI VENTURES INC
filed 2009-08-21
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OMNI VENTURES, INC.
(Exact name of registrant as specified in the Charter)

KANSAS	333-156263	26-3404322
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

15875 S. Cherry Ct, Suite 1
Olathe, Kansas 66062
 (Address of Principal Executive Offices) (Zip Code)

(913) 681-8193
 (Registrants Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 20, 2009: 102,675,172 shares of common stock.

OMNI VENTURES, INC.

FORM 10-Q

June 30, 2009

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

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2009

CONTENTS

Page(s)

Balance Sheets –
As of June 30, 2009 (Unaudited) and September 30, 2008 (Audited)	1

Statements of Operations –
For the three and nine months ended June 30, 2009 and for the period from
August 14, 2008 (Inception) to June 30, 2009	2

Statements of Cash Flows –
For the nine months ended June 30, 2009 and for the period from
August 14, 2008 (Inception) to June 30, 2009	3

Notes to Financial Statements (Unaudited)	4-10

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$9,353	$-
Prepaid expense	71,034	92,500
Total Current Assets	80,387	92,500

Total Assets	$80,387	$92,500

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$42,376	$3,000
Notes payable	120,000	100,000
Total Current Liabilities	162,376	103,000

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
102,675,172 and 80,000,000 shares issued and outstanding	10,267	8,000
Additional paid-in capital	275,886	-
Deficit accumulated during the development stage	(368,142)	(18,500)
Total Stockholders' Deficit	(81,989)	(10,500)

Total Liabilities & Stockholders' Deficit	$80,387	$92,500

See accompanying notes to unaudited financial statments

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the period from
	For the three months ended	For the nine months ended	August 14, 2008 (inception) to
	June 30, 2009	June 30, 2009	June 30, 2009

Revenues	$-	$-	$-

General and Administrative	148,651	340,592	358,092

Loss from Operations	(148,651)	(340,592)	(358,092)

Other Expense
Interest expense	2,050	9,050	10,050
Total Other Expense	2,050	9,050	10,050

Net Loss	$(150,701)	$(349,642)	$(368,142)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
During the Period - Basic and Diluted	98,818,469	92,148,817	90,364,085

See accompanying notes to unaudited financial statments

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the period from
	For the nine months ended	August 14, 2008 (inception) to
	June 30, 2009	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349,642)	$(368,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	262,369	269,869
Common stock issued for compensation - related party	25,000	25,000
Common stock issued for interest	50	50
Common stock issued for pre-incorporation services - founder	-	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	39,376	42,376
Net Cash Used In Operating Activities	(22,847)	(22,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	13,300	13,300
Repayment of loan payable - related party	(13,300)	(13,300)
Proceeds from notes payable	20,000	20,000
Proceeds from sale of common stock	12,200	12,200
Net Cash Provided by Financing Activities	32,200	32,200

Net Increase in Cash	$9,353	$9,353

Cash - Beginning of Period	-	-

Cash - End of Period	$9,353	$9,353

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$3,000	$4,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$100,000
Common stock issued for future services	$240,903	$240,903

See accompanying notes to unaudited financial statments

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended September 30, 2008. The interim results for the period ended June 30, 2009 are not necessarily indicative of results for the full fiscal year.

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
June 30, 2009
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

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At June 30, 2009 and September 30, 2008, respectively, there were no balances that exceeded the federally insured limit.

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2009 and September 30, 2008, respectively, the Company had no cash equivalents.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from August 14, 2008 (inception) to June 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations.  For the period from August 14, 2008 (inception) to June 30, 2009, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. For the period from August 14, 2008 (inception) to June 30, 2009, the Company has not issued any stock based compensation to third parties.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including prepaid expense, accounts payable and accrued expenses and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(Unaudited)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(Unaudited)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $349,642 and net cash used in operations of $22,847 for the nine months ended June 30, 2009; and a working capital deficit of $81,989 and a deficit accumulated during the development stage of $368,142 at June 30, 2009.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(Unaudited)

Note 4 Loan Payable - Related Party

On October 6, 2008, the Company’s Chairman provided a $20,000 revolving line of credit.  The debt bore interest at 12%, with interest due monthly.  All advances were due on demand and were unsecured.  During the nine months ended June 30, 2009, the Company borrowed and repaid $13,300 on this line of credit.

Note 5 Notes Payable and Default

On September 3, 2008, the Company entered into an agreement for future consulting services. In exchange for these future services, the Company issued a $100,000, one-year note payable. The note bears interest at 12% and is due monthly.  The note is secured by the Company’s assets and 80,000,000 shares issued to the Company’s founder (see Note 6).  The note is due on    September 3, 2009. As of June 30, 2009 and September 30, 2008, respectively, the Company had accrued interest of $9,000 and $1,000 relating to this note.

The Company did not pay the interest due in January 2009 under the terms of the note agreement; therefore, beginning in February 2009, the note holder began charging the default interest rate of 18% on the amount in default. The note holder granted a six-month extension until July 1, 2009 to repay all unpaid accrued interest   On July 1, 2009, the extension was amended to August 14, 2009.  The Company did not repay all accrued interest by August 14, 2009 and is in default on the interest payments.

The Company and its founder have been notified that they are in default under the terms of the note. As a result, the note holder has the right to foreclose on the assets and shares that are held in escrow as collateral at any time.  However, to date the note holder has not taken any further actions to foreclose on the Company’s assets and the founder’s shares, even though they have notified all parties about the default as required under the note.The Company is amortizing the related services over a one-year period.

The Company has expensed $25,000 and $75,000 for the three and nine months ended June 30, 2009, respectively, and $82,500 for the period from August 14, 2008 (inception) to June 30, 2009. The remaining balance of $17,500 is reflected as a component of prepaid expense. On May 18, 2009, the Company issued two $10,000, one-year notes payable, to two third parties.  The notes require payment of interest in the form of shares of common stock.  20,000 shares were issued on May 18, 2009 and an additional 20,000 shares will be issued on November 18, 2009.  The stock issued as interest was valued by the debt holders at $50 ($0.0025/share).  These notes are unsecured and due on May 18, 2010.

Note 6 Stockholders’ Deficit

On August 14, 2008, the Company issued 80,000,000 shares of common stock, having a fair value of $8,000 ($0.0001/share), to its founder for pre-incorporation services.  Fair value of the services provided reflected a more readily determinable fair value of the shares issued.  At September 30, 2008, the Company expensed this stock issuance as a component of general and administrative expense.   These shares are being held by a third party escrow agent as security on a note payable in the event of default on the $100,000 note (See Note 5).

In October 2008, the Company issued 610,000 shares of common stock, for $12,200 ($0.02/share), under a private placement to third party investors.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(Unaudited)

On November 26, 2008, the Company issued 12,045,172 shares of common stock to consultants for future services having a fair value of $240,903 ($0.02/share), based upon the recent cash offering price.  The services will be rendered during the period December 1, 2008 through August 31, 2009. The Company expensed $80,301 and $187,369 during the three and nine months ended June 30, 2009. The remaining $53,534 is reflected as a component of prepaid expense.

On May 5, 2009, the Company issued 10,000,000 shares of common stock, having a fair value of $25,000 ($0.0025/share), to its Chairman and CEO as bonus compensation for past services rendered.

Note 7 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 20, 2009, the date the financial statements were issued.

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

We have budgeted $250,000 over the next year for general expenses. This budget covers marketing expenses ($60,000), legal and consulting fees ($140,000), infrastructure fees ($20,000) and due diligence fees ($30,000).

We expect the first year total cost of marketing and advertising to be $60,000. As projects come on line we anticipate interest from other Tribes for assistance in additional projects. We anticipate that new projects will offset any additional general and marketing costs.

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

Results of Operations

For the period from August 14, 2008 (inception) through June 30, 2009, we had no revenue. Total expenses for the period were $368,142 which included interest expense of $10,050.

Capital Resources and Liquidity

As of June 30, 2009 we had $9,353 in cash.

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

Going Concern

As reflected in the accompanying financial statements, we have a net loss of $349,642 and net cash used in operations of $22,847 for the nine months ended June 30, 2009; and a working capital deficit of $81,989 and a deficit accumulated during the development stage of $368,142 at June 30, 2009.

We are in the development stage and has not yet generated any revenues. Our ability to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Not required for Smaller Reporting Companies.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

 (a)        Exhibits

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

OMNI VENTURES, INC.

Date: August 21, 2009	By:	/s/ Hollis Cunningham
Hollis Cunningham
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors