Form 10-K
period 2009-09-30
OMNI VENTURES INC
filed 2010-01-14
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the voting stock, par value $0.0001 per share,  held by non-affiliates of the registrant on September 30, 2009 (the last business day of the registrant’s most recently completed fourth fiscal quarter), computed by the average bid and asked price as of September 30, 2009, at which the stock was sold, was $10,267,517 assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.”  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock as of September 30, 2009: 102,675,172 shares of common stock.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This report on Form 10-K contains forward-looking statements concerning Omni Ventures Inc. (“Omni,” the “Company” or the “Group”) and its subsidiaries and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. Omni also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of Omni’s management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of Omni. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of Omni's services in the jurisdictions where Omni conducts its business or the failure to capitalize upon access to new markets and those factors referred to in this Report on Form S-1 for the year ended September 30, 2009. Omni disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

ii

PART I

ITEM 1. Business

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

THE MARKET

Due to the continued growth and expansion of the gaming and related business activities in these areas, we believe there will be a continued demand for competitively priced housing. As an example, the Company is currently negotiating with the Nambe Pueblo Tribe in Santa Fe, New Mexico to fund a 240 unit apartment project and an elaborate water park. The project is adjacent and complimentary to the recently opened Buffalo Thunder Resort-Casino. Buffalo Thunder, at a cost of several hundred million dollars, is one of the largest Resort-Casinos in New Mexico and is currently hiring over one thousand employees to manage the operation.

We believe that the apartment project and the water park will be a value added business investment for the local market as well as the Nambe Pueblo.

These projects are to be located on Native American Indian tribal land. Our plan, which is supported by preliminary discussions, is that a lease for the designated land needed for each project will be negotiated in favor of the operating entity and subordinated to the Omni Joint Venture Agreement. Since Native American Indian Tribes do not pay Federal income taxes, real estate taxes, or State and local taxes, it is our view that these projects are much safer and more profitable than typical, more conventional ventures.

COMPETITION

The competition in this marketplace is strong. Many local banks as well as national banks compete for the financing on these projects. Also, there are many developers that offer design-build as well as financing for these projects. In addition, there are several investment and venture capital companies such as Western International Securities, Inc. Western is well capitalized and has a long track record in financing procurement and capital investment in this market. These companies compete directly with us for the financing and equity capital for these projects. They have substantially greater capital resources, marketing experience, and more extensive relationships with various Tribes than we do.

We believe, however, that our knowledge of the business, previous performance, and reputation in the industry gives us a competitive edge in the marketplace.

MARKETING

We are a new, start-up, company and have not yet commenced any marketing programs. Due to the nature of our business, we will not use national advertising or promotions. Instead, we will utilize a direct marketing campaign primarily designed to meet the needs of Native American developments.

Our marketing campaign will focus on our web site, annual Tribal conferences, direct point of contact marketing, and the use of marketing and development companies with a proven track record in this field. We will also invite on-site visits of our projects to prospective customers to promote our projects.

Employees

We currently have one employee who is full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report on Form 10-K, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Are A New Venture With No Operating History

The Company was recently organized and focus on the Gaming and  Factory Built Real Estate Industry. Due to our limited operating history, our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise. We have no operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our likelihood of commercial viability and market acceptance of our proposed operations.  Our potential success must be evaluated in light of the problems; expenses and difficulties frequently encountered by new businesses in general and particularly in the Factory-built Real Estate Sector.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to significantly expand our operations and acquire the operating entities as set forth in our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has never generated any revenue. From inception (August 14, 2008) to September 30, 2009, we have incurred a net loss of $609,903; and a working capital deficit and stockholders’ deficit of $166,899 and a deficit accumulated during the development stage of $628,403 at September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

Our future success is dependent, in part, on the performance and continued service of Hollis Cunningham without Mr. Cunningham’s continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Hollis Cunningham, our chief executive officer. We currently do not have an employment agreement with Hollis Cunningham. The loss of the services of Mr. Cunningham could have a material adverse effect on our business, financial condition or results of operation.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including our senior secured credit facilities and the indenture governing the notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. The Sponsors have no continuing obligation to provide us with debt or equity financing.

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets, high energy, and gasoline prices could negatively affect our operations, and may continue to negatively affect our operations in the future and could negatively impact our ability to access financing.

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets, high energy, and gasoline prices could negatively affect our operations, and may continue to negatively affect our operations in the future and could negatively impact our ability to access financing. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities surrounding our planned joint ventures, including the planned water park, represents discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in the gaming operations, upon which our joint venture relies, as consumers spend less or do not come at all in anticipation of a potential economic downturn.

We may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures due to our limited cash flow, which may affect our ability to perform under our proposed joint venture agreement which could severely affect our financial condition

As a result of our poor cash position, we will need to secure substantial capital through debt and/or equity financings in order to fund the planned joint venture projects including the Nambe Pueblo Tribe in Santa Fe, New Mexico and otherwise implement our business strategy. Our plans regarding the size, scope and phasing of the joint venture projects may change as we formulate and finalize our development plans. These changes may impact the timing and cost of the projects. Based on preliminary budgets, management estimates total construction costs of the Nambe Pueblo project to be approximately $100,000,000 (exclusive of capitalized interest expense and related financing and other pre-opening costs). We may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures due to our limited cash flow, which may affect our ability to perform under our proposed joint venture agreement which could severely affect our financial condition.

Even if we are able to raise additional cash or obtain financing through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing stockholders.

Even if we are able to raise additional cash or obtain financing through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing stockholders. For example, we may be forced to sell or issue our securities at a price below the subscription price for the shares of our common stock offered hereby, at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; the issuance of high-yield securities and bank debt with restrictive covenants and security packages; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

It is uncertain that our negotiations will result in a contractual joint venture agreement, the lack of which could be detrimental to our current business plan.

At this time we are only in preliminary negotiation talks with the Nambe Pueblo Tribe in Santa Fe, New Mexico, which is a project that we consider vital to the future success of Omni Ventures, Inc. It is uncertain that our negotiations will result in a contractual joint venture agreement, the lack of which could be detrimental to our current business plan. Even if successful in our negotiations with the Nambe Tribe, because we may be entirely dependent upon a very limited number of projects for all of our cash flow, we will be subject to greater risks than a company with more operating properties. We expect to have a limited number of material assets or operations. As a result, even if we are successful in our negotiations with the Nambe Pueblo, we likely will be entirely dependent upon the Nambe Pueblo project for all of our cash flow for the foreseeable future. Furthermore, the Nambe Pueblo project would not generate any significant revenue for us until development thereof is at least partially completed and operating, which is not expected until late early 2010.

We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

We will need to attract, hire and retain talented management and other highly skilled employees with experience and expertise in all areas of our business to be successful. Competition for employees in our industry is highly competitive. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. If we are not able to hire and retain key employees our business and financial condition could be harmed.

Negative changes in factors affecting discretionary spending could reduce customer demand for the entertainment services we will offer, thus imposing practical limits on pricing and harming our operations.

The strength and profitability of our business will depend on consumer demand for a discretionary spending on entertainment, like casinos and our planned water park. The terrorist attacks of September 11, 2001, and ongoing terrorist and war activities of the United States and Iraq and elsewhere, had a negative impact on leisure expenditures, including lodging, gaming and entertainment. We cannot predict the extent to which terrorist and anti-terrorist activities may affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in travel and business conventions, etc could significantly harm our operations. In particular, because we expect that our business will rely heavily upon the adjacent Indian gaming facilities, factors resulting in a decreased propensity to spend discretionary income, like the terrorist attacks of September 11, 2001, could have a negative impact on our future operations.

The planned water park project is geared toward family recreational activities, which represent discretionary spending. an economic slow-down would likely cause a substantial decrease in revenues.

The planned water park project is geared toward family recreational activities, which represent discretionary spending. An economic slow-down would likely cause a substantial decrease in revenues. In addition, these markets are competitive. If a competing project were built within the market area there might not be adequate revenues to make the water park a success. Changes in consumer preferences or discretionary consumer spending could harm the success of our planned water park.

Preliminary architectural, engineering plans and budgeting for the intended apartment and water park projects will be completed as much as a year in advance, which could become obsolete by the time final pricing is calculated.

Preliminary architectural, engineering plans and budgeting for the intended apartment and water park projects will be completed as much as a year in advance. By the time final pricing is calculated, it is possible that costs of materials and labor have increased to the point that construction of the project is no longer feasible. Since we are a start-up Company, with very limited resources, the occurrence of major pricing increases would likely be detrimental to the future of the Company.

Although phase 1, preliminary engineering and related items for the planned apartment and water park projects will be completed up front, it is possible that problematic conditions pertaining to infrastructure requirements could arise.

Although Phase 1, preliminary engineering and related items for the planned apartment and water park projects will be completed up front, it is possible that problematic conditions pertaining to infrastructure requirements could arise that would not allow our planned project to go forward. Since we are a start-up Company with very limited resources, the occurrence of a barrier to construction would likely be detrimental to the future of the Company.

Since our marketing plan for tenants will be specifically geared toward the working class population in the surrounding vicinity, it is possible that if the current recession or economic slow-down continues, it would likely cause a substantial loss or delay in revenue.

Since our marketing plan for tenants will be specifically geared toward the working class population in the surrounding vicinity, it is possible that if the current recession or economic slow-down continues, it would likely cause a substantial loss or delay in revenue. Since we are a start-up Company with very limited resources, a long drawn-out continuation of the current recession or economic slowdown would likely be detrimental to our specific marketing plan, which would likely be detrimental to the Company.

New Mexico, like much of the United States, has seen a significant problem with excess inventory of homes. Although Santa Fe has faired better than many regions in the country, there is still the very real possibility that the area could be overbuilt with homes and apartments, thereby causing deep vacancies which would jeopardize the success of the project.

During winter season, the planned water park would likely produce very limited or no revenues.
Santa Fe, New Mexico has a relatively long and harsh winter season. During winter season, the planned water park will likely produce very limited or no revenues. The typical operating season for the planned is only 120 to 150 days out of the year. Extended cold or inclement weather conditions could cause a major decrease in operating revenues.

New project funding and development has a number of risks, including risks associated with, construction delays or cost overruns that may increase project costs, construction defects or noncompliance with construction specifications, and receipt of zoning, occupancy and other required governmental permits and authorizations.

We intend to fund and develop apartments as part of our development of the planned joint venture projects and other projects as suitable opportunities arise, taking into consideration the general economic climate. New project funding and development has a number of risks, including risks associated with, construction delays or cost overruns that may increase project costs, construction defects or noncompliance with construction specifications, and receipt of zoning, occupancy and other required governmental permits and authorizations.

There are significant risks associated with major construction projects that may substantially increase the development costs of our planned joint ventures or prevent completion of our development plans on schedule.

There are significant risks associated with major construction projects that may substantially increase the development costs of our planned joint ventures or prevent completion of our development plans on schedule. Major construction projects of the scope and scale of our proposed projects entail significant risks, including, shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, difficulties in obtaining licenses, permits and authorizations, weather interference, unanticipated cost increases, unavailability of construction equipment, development costs incurred for projects that are not pursued to completion, so-called acts of God such as earthquakes, hurricanes, floods or fires that could delay the development of a project, the availability and cost of capital and/or debt financing, and governmental restrictions on the nature or size of a project or timing of completion.  Any one of these risks could cause one of our development projects to be completed behind schedule or over budget.

Competition for the targeted projects of company, especially the Nambe, Santa Fe project is intense.

We have several large, well-financed competitors in the market for the Nambe Tribe project. Our competitors are very strong. Many local banks as well as national banks compete for the financing on these projects. Also, there are many developers that offer design-build as well as financing for these projects. In addition, there are several investment and venture capital companies such as Western International Securities, Inc. Western is well capitalized and has a long track record in financing procurement and capital investment in this market. These companies compete directly with us for the financing and equity capital for these projects. They have substantially greater capital resources, marketing experience, and more extensive relationships with various Tribes than we do.

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "OMVE". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our issuance of additional shares of our common stock, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights. Our issuance of shares of preferred stock, or options or warrants to purchase those shares, could negatively impact the value of your shares of common stock as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation. We are entitled, under our certificate of incorporation to issue up to 200 million common and 50 million “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of September 30, 2009, we will be entitled to issue up to 107,344,828 additional common shares and 50 million preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do not carry limited directors and officer’s liability insurance. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to provide directors and officers liability insurance at affordable rates, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

The elimination of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by omni ventures, inc. and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain provisions, which eliminate the liability of our directors for monetary damages to us and our stockholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we maybe unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit us and our stockholders.

Our directors have the right to authorize the issuance of additional shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing additional shares of preferred stock at the present time. Any issuance of additional shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

A sale of a substantial number of shares of The Company's common stock may cause the price of its common stock to decline.

If the Company’s stockholders sell substantial amounts of the Company’s common stock in the public market, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in connection with the acquisition of the Patent will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transaction in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

that a broker or dealer approve a person's account for transactions in penny stocks; and
the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

obtain financial information and investment experience objectives of the person; and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

sets forth the basis on which the broker or dealer made the suitability determination; and
that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 1B.  Unresoloved Staff Comments.

None

Item 2.  Properties.

Our business office is located at 15875 S. Cherry Ct., Suite 1, Olathe, Kansas 66062. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

Item 3.  Legal Proceedings.

None

 PART II

Item 4.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “OMVE”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2009
	High	Low
First Quarter	$1.01	$0.10
Second Quarter	$0.50	$0.10
Third Quarter	$0.44	$0.10
Fourth Quarter	$0.44	$0.10

Holders

As of September 30, 2009, we had approximately 59 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Globex Stock Transfer LLC, 780 Deltona Blvd, Suite 202, Deltona Florida 32725.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2009, the Company does not have outstanding any common stock that may be issued upon the exercise of options under an equity compensation plan.

Item 5.  Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 6.  Management’s Discussion and Analysis of Finanical Condition and Results  of Operations.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Form 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

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

We have budgeted $250,000 over the next year for general expenses. This budget covers marketing expenses ($60,000), legal and consulting fees ($140,000), infrastructure fees ($20,000) and due diligence fees ($30,000).  We will rely on third party and related party financing due to our limited cash results.

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

Recent Developments

The Company has continued to negotiate joint venture agreements with Nambe Pueblo, Santa Fe, New Mexico, Moapa, Las Vegas, Nevada, and the Ysleta Del Sur, El Paso, Texas Native American Tribes.

Fiscal years ended September 30, 2009 compared to the fiscal year ended September 30, 2008

Net Revenues – We had revenues for the years ended September 30, 2009 and 2008 of $0 and $0, respectively. These levels of revenues reflect our current status as a development stage enterprise. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

General and Administrative – Our general and administrative expenses amounted to $595,003 and $17,500 for the years ended September 30, 2009 and September 30, 2008, respectively. This increase over the comparable period is primarily the result of professional fees directly related to operation of a public company and expenses developing our business plan and those incurred in travel and negotiation with parties. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Prepaid consulting fees-Amortization of prepaid consulting fees - amounted to $333,403 and $7,500 for the years ended September 30, 2009 and September 30, 2008, respectively. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams.

Interest Expense – Interest expense amounted to $14,900 and $1,000 for the years ended September 30, 2009 and September 30, 2008, respectively.

Net Loss – Our net loss for the year ended September 30, 2009 and September 30, 2008 amounted to ($609,903) and ($18,500), respectively.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss, as adjusted. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($609,903) and ($0.01), respectively, for the year ended September 30, 2009 as compared to ($18,500) and ($0.00), respectively, for the year ended September 30, 2008.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $186 as of September 30, 2009. As of September 30, 2009, the Company had a working capital deficit of $166,899 and shareholders’ deficit of $166,899.

Due to the Company’s continued losses, along with a lack of suitable equity and liquidity, the Independent Auditor’s Report of the accompanying financial statements expresses a “going concern” opinion. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our requirements during the next twelve months, including operations and capital expenditures. Currently, the Company has the ability to borrow limited amounts of capital from a private lender in order to sustain short-term business operations.

The Company generated a deficit in cash used in operating activities of $32,014 for the year September 30, 2009. This deficit is primarily attributed to initial development activities and issuance of common stock.

The Company’s generated cash flow from financing activities of $32,200 for the year ended September 30, 2009 primarily through net proceeds of the sale of common stock and third party debt.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended September 30, 2009 and 2008, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Development Stage Company

The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market and the raising of capital.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC 740, utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be ant dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2009	September 30, 2008

Net Loss	$(609,903)	$(18,500)

Weighted-average common shares
Outstanding (Basic)	94,802,036	80,000,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	94,802,036	80,000,000
Net loss per common share – Basic and Diluted	$(0.01)	$(0.00)

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Item 6A.  Quantative and Qualitative Disclosure about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.  Financial Statements.

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Omni Ventures, Inc.

We have audited the accompanying balance sheets of Omni Ventures, Inc. (a development stage company) as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended September 30, 2009, the period from August 14, 2008 (inception) to September 30, 2008, and for the period from August 14, 2008 (inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Ventures, Inc. (a development stage company) as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended September 30, 2009, the period from August 14, 2008 (inception) to September 30, 2008, and for the period from August 14, 2008 (inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $609,903 and net cash used in operations of $32,014 for the year ended September 30, 2009; and a working capital deficit of $166,899 and a deficit accumulated during the development stage of $628,403 at September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern, Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
January 12, 2010

551 NW 77th Street 107 * Boca Raton, FL  33487
Phone:  (561) 864-4444 * Fax:  (561) 892-3715
www.bermancpas.com * info@bermancpas.com
Registered with the PCAOB * Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2009	2008
Assets

Current Assets
Cash	$186	$-
Prepaid expense	-	92,500
Total Current Assets	186	92,500

Total Assets	$186	$92,500

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$47,085	$3,000
Notes payable	120,000	100,000
Total Current Liabilities	167,085	103,000

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
102,675,172 and 80,000,000 shares issued and outstanding	10,268	8,000
Additional paid-in capital	451,236	-
Deficit accumulated during the development stage	(628,403)	(18,500)
Total Stockholders' Deficit	(166,899)	(10,500)

Total Liabilities & Stockholders' Deficit	$186	$92,500

See accompanying notes to finacial statements.

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations

		For the period from	For the period from
	For the year ended	August 14, 2008 (inception) to	August 14, 2008 (inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

General and administrative expenses	$595,003	$17,500	$612,503

Interest expense	14,900	1,000	15,900

Net loss	$(609,903)	$(18,500)	$(628,403)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	94,802,036	80,000,000	93,113,163

See accompanying notes to finacial statements.

Omni Ventures, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

					Deficit
					Accumulated
	Common Stock, $0.0001		Additional	Additional	During the	Total
	Par Value		Paid-In	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Capital	Stage	Deficit

Common stock issued for pre-incorporation services - founder ($0.0001/share)	80,000,000	$8,000	$-	$-	$-	$8,000

Net loss for the period from August 14, 2008 (inception) to September 30, 2008	-	-	-	-	(18,500)	(18,500)

Balance - September 30, 2008	80,000,000	8,000	-	-	(18,500)	(10,500)

Common stock issued for cash ($0.02/share)	610,000	61	-	12,139	-	12,200

Common stock issued for services ($0.02/share)	12,045,172	1,205	-	239,699	-	240,904

Common stock issued for compensation - related party ($0.02/share)	10,000,000	1,000	-	199,000	-	200,000

Common stock issued for interest ($0.02/share)	20,000	2	-	398	-	400

Net loss for the year ended September 30, 2009	-	-	-	-	(609,903)	(609,903)

Balance - September 30, 2009	102,675,172	$10,268	$-	$451,236	$(628,403)	$(166,899)

  See accompanying notes to finacial statements.

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the period from	For the period from
	For the year ended	August 14, 2008 (inception) to	August 14, 2008 (inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(609,903)	$(18,500)	$(628,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	333,403	7,500	340,903
Common stock issued for compensation - related party	200,000	-	200,000
Common stock issued for interest	400	-	400
Common stock issued for pre-incorporation services - founder	-	8,000	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	44,085	3,000	47,085
Net Cash Used In Operating Activities	(32,014)	-	(32,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	13,300	-	13,300
Repayment of loan payable - related party	(13,300)	-	(13,300)
Proceeds from notes payable	20,000	-	20,000
Proceeds from sale of common stock	12,200	-	12,200
Net Cash Provided by Financing Activities	32,200	-	32,200

Net Increase in Cash	186	-	186

Cash - Beginning of Period/Year	-	-	-

Cash - End of Period/Year	$186	$-	$186

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$-	$-	$-
Interest	$3,000	$-	3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$100,000	$100,000
Common stock issued for future services	$240,903	$-	$240,903

See accompanying notes to finacial statements.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Omni Ventures, Inc. (the “Company”), was incorporated in the State of Kansas on August 14, 2008.

The Company previously intended to develop properties on Indian reservations. The Company is currently inactive.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2009 and 2008, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2009 and 2008, respectively, the Company had no cash equivalents.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share since inception are equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

Segment Information

During fiscal year-end 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally "Accepted Accounting Principles – Overall" (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cashflows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $609,903 and net cash used in operations of $32,014 for the year ended September 30, 2009; and a working capital deficit of $166,899 and a deficit accumulated during the development stage of $628,403 at September 30, 2009. The Company is in the development stage and has not yet generated any revenues.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

Note 3 - Fair Value

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category can include changes in fair value that were attributable to both observable and unobservable inputs. The Company has no instruments that require additional disclosure.

Note 4 Loan Payable - Related Party

On October 6, 2008, the Company’s Chairman provided a $20,000 revolving line of credit.  The debt bore interest at 12%, with interest due monthly.  All advances were due on demand and were unsecured.  During the year ended September 30, 2009, the Company borrowed and repaid $13,300 on this line of credit.

Note 5 Notes Payable and Default

On September 3, 2008, the Company entered into an agreement for future consulting services. In exchange for these future services, the Company issued a $100,000, one-year note payable. The note bears interest at 12% and is due monthly.  The note is secured by the Company’s assets and 80,000,000 shares issued to the Company’s founder (see Note 7).  The note was due on    September 3, 2009. At of September 30, 2009 and 2008, respectively, the Company had accrued interest of $14,850 and $1,000 relating to this note. During the year ended September 30, 2009, the Company had repaid $3,000 of interest.

The Company did not pay the interest due in January 2009; therefore, beginning in February 2009, the note holder began charging the default interest rate of 18%. The note holder granted a six-month extension until July 1, 2009 to repay all unpaid accrued interest   On July 1, 2009; the extension was amended to August 14, 2009.  The Company did not repay the note or related accrued interest by August 14, 2009, and is in default.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008
The Company and its founder have been notified that they are in default under the terms of the note. As a result, the note holder has the right to foreclose on the assets and shares that are held in escrow as collateral at any time.  However, to date the note holder has not taken actions to foreclose on the Company’s assets and the founder’s shares, even though they have notified all parties about the default as required under the note.

The Company amortized these related services, of $100,000, over a one-year period.  The Company expensed $92,500 and $7,500 during the years ended September 30, 2009 and 2008, respectively.

On May 18, 2009, the Company issued two $10,000, one-year notes payable, to third parties.  The notes require payment of interest in the form of shares of common stock.  20,000 shares were issued on May 18, 2009 and an additional 20,000 shares were issued on November 18, 2009.  The stock issued as interest was valued by the debt holders at $400 ($0.02/share) at both dates.  Fair value was based upon recent cash offerings to third parties at $0.02/share in October 2008.  The Company believes that the valuation of these shares based upon a quoted closing trading price is not the best available evidence among willing buyers or sellers due to the stock being restricted and thinly traded at the date of issuance.  Furthermore, the Company was inactive, so no valuation could be ascribed that would indicate the shares had any additional value.  These notes are unsecured and due on May 18, 2010.

Note 6 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward, for tax purposes, totaling approximately $179,000 at September 30, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

Significant deferred tax assets at September 30, 2009 and 2008 are approximately as follows:

Gross deferred tax assets:	2009	2008
Net operating loss carryforwards	$(66,000)	$(4,000)
Total deferred tax assets	(66,000)	(4,000)
Less: valuation allowance	66,000	4,000
Net deferred tax asset recorded	$-	$-

The valuation allowance at September 30, 2008 was approximately $4,000. The net change in valuation allowance during the year ended September 30, 2009, was an increase of approximately $62,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2009.

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2009 and 2008, respectively (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for State income taxes, a blended rate of 36.64%) approximately as follows:

	2009	2008
Expected tax expense (benefit) - Federal	$(199,000)	$(6,000)
Expected tax expense (benefit) - State	(25,000)	(1,000)
Stock issued for pre-incorporation services	-	3,000
Stock issued for non-deductible compensation	162,000	-
Change in valuation allowance	62,000	4,000
Actual tax expense (benefit)	$-	$-

Note 7 Stockholders’ Deficit

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009 and 2008

In October 2008, the Company issued 610,000 shares of common stock, for $12,200 ($0.02/share), under a private placement to third party investors.

On November 26, 2008, the Company issued 12,045,172 shares of common stock to consultants for future services having a fair value of $240,903 ($0.02/share), based upon the recent cash offering price.  The services were rendered during the period December 1, 2008 through August 31, 2009. The Company expensed $240,903 during the year ended September 30, 2009.

On May 5, 2009, the Company issued 10,000,000 shares of common stock, having a fair value of $200,000 ($0.02/share), to its Chairman and CEO as compensation for past services rendered. Fair value was based upon recent cash offerings to third parties at $0.02/share in October 2008.  The Company believes that the valuation of these shares based upon a quoted closing trading price is not the best available evidence among willing buyers or sellers due to the stock being restricted and thinly traded at the date of issuance.  Furthermore, the Company was inactive, so no valuation could be ascribed that would indicate the shares had any additional value.  These shares were cancelled and retired in January 2010.

Note 8 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and January 12, 2010, the date the financial statements were issued.

On January 1, 2010, the Company executed a $15,000 convertible note, with a maturity date of July 1, 2010. The note is unsecured. The note bears interest at 12%, commencing after the maturity date. The note is convertible at $0.0025/share.  The Company has determined that since the terms of the note could require physical delivery of free trading shares within three days of conversion, this event is outside the control of the Company, and the Company has determined this requires fair value accounting under ASC 815.  Additionally, if the Company is unable to deliver registered shares, certain liquidated damage provisions are applicable.  As of January 12, 2009, none of these clauses for conversion or liquidated damages has occurred or could be reasonable estimable.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

       Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Management assessed the effectiveness of our internal control over financial reporting at September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2009, our internal control over financial reporting was effective.

       This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not  subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

       There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   Other Information

None.

PART III
 ITEM 9.     Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to the individuals who are our directors, executive officers and significant employees.

NAME	AGE	POSITION
Hollis Cunningham	70	Chairman, Chief Executive Officer, and President
Carolyn Cunningham	66	Secretary, Treasurer

Hollis Cunningham

Our Chairman, Chief Executive Officer, and founder, Mr. Hollis Cunningham has been active in the successful development and construction of apartment projects, commercial projects, and industrial projects in the mid-west for 44 years. From 1957 to 1959, Mr. Cunningham was a financial analyst with Dun & Bradstreet and from 1960 to 1963 he was Vice President of Kansas Quality Homes, Inc., in charge of sales and marketing. Since 1963, Mr. Cunningham has been self employed as a contractor-developer, registered in most mid-west states, including Florida, Texas, Arizona, and California. His areas of expertise include architectural and engineering, infrastructure needs such as utilities, zoning, due diligence needs, design-build, marketing, rent-up assistance, management services, and project financing.

 Carolyn Cunningham

Mrs. Carolyn Cunningham is our Secretary and Treasurer. Mrs. Cunningham’s duties with us include office management, accounting oversight, document preparation and due diligence, and coordination of in-house accounting with our independent auditor. From 1964 to 1966, Mrs. Cunningham worked in the accounting and billing department at Universal Atlas Cement, a division of U.S. Steel. From 1966 to present she has been self employed. Areas of expertise include office management, construction accounting, apartment management, Section 42 low income housing management and compliance reporting, preparation of documents and records for Section 42 auditing and preparation of tax returns for various partnerships and limited liability companies.

Carolyn Cunningham is the wife of Hollis Cunningham

Directors and Officers

       Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. The board of directors may also appoint additional directors up to the maximum number permitted by our By-Laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

       Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our Second Amended and Restated Certificate of Incorporation and By-Laws.

Meetings and Committees of the Board

       During the year ended September 30, 2009, our board of directors held one meeting and took no actions by written consent.

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all the Section 16(a) forms they file.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 30, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Hollis Cunningham 11260 W 155th Terrace Overland Park, KS 66221	90,000,000	77.92%

Common Stock	Carolyn Cunningham 11260 W 155th Terrace Overland Park, KS 66221	0	0%

Common Stock	All executive officers and directors as a group	90,000,000	77.92%

(1) Based upon 102,675,172 shares outstanding as of September 30, 2009.

ITEM 10.     Executive Compensation

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Hollis Cunningham Chairman, and Chief Executive Officer	2009(1)	$0	0	$8,000	0	0	0	0	$8,000(2)

(1)                   We do not have any plans to pay our officers and directors any compensation at this time and our financial situation would be worse than currently disclosed if we were required to make such payments.

(2)                   Effective August 14, 2008, Hollis Cunningham, our Founder and CEO was issued 80,000,000 common stock shares, par value $0.0001 and 20,000,000 preferred stock shares, par value $0.0001 for pre-incorporation services. Effective September 25, 2008, Hollis Cunningham returned 20,000,000 preferred shares of his stock to our treasury. We do not intend to issue additional shares to Mr. Cunningham in the future as consideration for his services.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through September 30, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during year ending September 30, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards Table. There were no awards made to a named executive officer during the year ended September 30, 2009 under any LTIP.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of January 14, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Hollis Cunningham 11260 W 155th Terrace Overland Park, KS 66221	90,000,000	77.92%

Common Stock	Carolyn Cunningham 11260 W 155th Terrace Overland Park, KS 66221	0	0%

Common Stock	All executive officers and directors as a group	90,000,000	77.92%

ITEM 12.    Certain Relationsihps and Related Transactions, and Director Independence

Our policy is to enter into transactions with related parties on terms that, on the whole, are more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 13.    Prinicipal Accounting Fees and Services

As of September 30, 2009 and 2008, aggregate fees billed to us by our independent registered public accounting firm is as follows:

Summary:	2009	2008

Audit fees	$$22,000	$6,000
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-

PART IV

ITEM 14.     EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Filed herewith	31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OMNI VENTURES, INC.

By:	/s/ Hollis Cunningham
Hollis Cunningham President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	January 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hollis Cunningham	President, Chief Executive Officer,	January 14, 2010
Hollis Cunningham	Chief Financial Officer, Chairman of the Board of Directors