Form 10-Q/A
period 2008-12-31
OMNI VENTURES INC
filed 2010-01-27
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO FORM 10-Q
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of  February 20, 2009:  92,655,172 shares of Common Stock.

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

SIGNATURE

Item 1. Financial Information

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2008

CONTENTS

Page(s)

Balance Sheets – As of December 31, 2008 (Unaudited) and September 30, 2008 (Audited)	1

Statements of Operations –
For the three months ended December 31, 2008 and for the period from
August 14, 2008 (Inception) to December 31, 2008	2

Statements of Cash Flows –
For the three months ended December 31, 2008 and for the period from
August 14, 2008 (Inception) to December 31, 2008	3

Notes to Financial Statements (Unaudited)	4- 9

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$2,126	$-
Prepaid expense	281,636	92,500
Total Current Assets	283,762	92,500

Total Assets	$283,762	$92,500

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses	$3,000	$3,000
Loan payable - related party	3,800	-
Note payable	100,000	100,000
Total Current Liabilities	106,800	103,000

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
92,655,172 and 80,000,000 shares issued and outstanding	9,265	8,000
Additional paid-in capital	251,838	-
Deficit accumulated during the development stage	(84,141)	(18,500)
Total Stockholders' Equity (Deficit)	176,962	(10,500)

Total Liabilities & Stockholders' Equity (Deficit)	$283,762	$92,500

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

OMNI VENTURES, INC.

Date: January 27, 2010	By:	/s/Hollis Cunningham
Hollis Cunningham
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors