Form 10-Q
period 2009-12-31
OMNI VENTURES INC
filed 2010-02-12
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the Registrant’s common stock as of December 31, 2009: 102,684, 520 shares of common stock.

OMNI VENTURES, INC.

FORM 10-Q

December 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2009
(Unaudited)

CONTENTS

Page(s)
Balance Sheets – As of December 31, 2009 (Unaudited) and September 30, 2009 (Audited)	1

Statements of Operations – For the three months ended December 31, 2009 and 2008 and for the period from August 14, 2008 (inception) to December 31, 2009 (Unaudited)	2

Statements of Cash Flows – For the three months ended December 31, 2009 and 2008 and for the period from August 14, 2008 (inception) to December 31, 2009 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4 – 10

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$99	$186
Total Current Assets	99	186

Total Assets	$99	$186

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$57,890	$47,085
Notes payable	120,000	120,000
Total Current Liabilities	177,890	167,085

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
102,695,172 and 102,675,172 shares issued and outstanding	10,270	10,268
Additional paid-in capital	451,634	451,236
Deficit accumulated during the development stage	(639,694)	(628,403)
Total Stockholders' Deficit	(177,791)	(166,899)

Total Liabilities & Stockholders' Deficit	$99	$186

Check	$(0)	$(0)

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from August 14, 2008 (inception) to
	December 31,		December 31,
	2009	2008	2009

General and administrative expenses	$6,392	$62,641	$618,544

Interest expense	4,900	3,000	21,150

Net loss	$(11,292)	$(65,641)	$(639,694)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	102,684,520	85,055,011	94,860,315

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from August 14, 2008 (inception) to
	December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,292)	$(65,641)	$(639,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	51,767	340,903
Common stock issued for compensation - related party	-	-	200,000
Common stock issued for interest	400	-	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	10,805	-	57,890
Net Cash Used In Operating Activities	(87)	(13,874)	(32,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	5,300	13,300
Repayment of loan payable - related party	-	(1,500)	(13,300)
Proceeds from notes payable	-	-	20,000
Proceeds from sale of common stock	-	12,200	12,200
Net Cash Provided by Financing Activities	-	16,000	32,200

Net Increase in Cash	(87)	2,126	100

Cash - Beginning of Period	186	-	-

Cash - End of Period	$99	$2,126	$100

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$3,000	3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$-	$100,000
Common stock issued for future services	$-	$240,903	$240,903

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended September 30, 2009.  The interim results for the period ended December 31, 2009 are not necessarily indicative of results for the full fiscal year.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, include a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from these estimates.

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2009 and September 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2009 and September 30, 2009, respectively, the Company had no cash equivalents.

Share Based Payments

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
December 31, 2009
(Unaudited)

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

Segment Information

During fiscal year-end 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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
December 31, 2009
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $11,292 and net cash used in operations of $87 for the three months ended December 31, 2009; and a working capital deficit of $177,791 and a deficit accumulated during the development stage of $639,694 at December 31, 2009. The Company is in the development stage and has not yet generated any revenues.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 4 - Fair Value

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

Note 5 Loan Payable - Related Party

On October 6, 2008, the Company’s Chairman provided a $20,000 revolving line of credit.  The debt bore interest at 12%, with interest due monthly.  All advances were due on demand and were unsecured.  During the year ended September 30, 2009, the Company borrowed and repaid $13,300 on this line of credit.

Note 6 Notes Payable and Default

On September 3, 2008, the Company entered into an agreement for future consulting services. In exchange for these future services, the Company issued a $100,000, one-year note payable. The note bears interest at 12% and is due monthly.  The note is secured by the Company’s assets and 80,000,000 shares issued to the Company’s founder (see Note 7).  The note was due on    September 3, 2009. At of December 31, 2009, the Company had accrued interest of $19,350 relating to this note.  The Company did not pay the interest due since January 2009; therefore, beginning in February 2009, the note holder began charging the default interest rate of 18%. The note holder granted a six-month extension until July 1, 2009 to repay all unpaid accrued interest   On July 1, 2009; the extension was amended to August 14, 2009.  The Company did not repay the note or related accrued interest by August 14, 2009, and is in default.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

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

On May 5, 2009, the Company issued 10,000,000 shares of common stock, having a fair value of $200,000 ($0.02/share), to its Chairman and CEO as compensation for past services rendered. Fair value was based upon recent cash offerings to third parties at $0.02/share in October 2008.  The Company believes that the valuation of these shares based upon a quoted closing trading price is not the best available evidence among willing buyers or sellers due to the stock being restricted and thinly traded at the date of issuance.  Furthermore, the Company was inactive, so no valuation could be ascribed that would indicate the shares had any additional value.  These 10,000,000 shares of common stock were cancelled and retired in January 2010.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 8 Subsequent Events

The Company performed a review of subsequent events between the balance sheet date of December 31, 2009, through February 11, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure were made.

On January 1, 2010, the Company executed a $15,000 convertible note, with a maturity date of July 1, 2010. The note is unsecured. The note bears interest at 12%, commencing after the maturity date. The note is convertible at $0.0025/share.  The Company has determined that since the terms of the note could require physical delivery of free trading shares within three days of conversion, this event is outside the control of the Company, and the Company has determined this requires fair value accounting under ASC 815.  Additionally, if the Company is unable to deliver registered shares, certain liquidated damage provisions are applicable.  As of February 12, 2010, none of these clauses for conversion or liquidated damages has occurred or could be reasonably estimated.

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

Results of Operations

For the period from August 14, 2008 (inception) through December 31, 2009, we had no revenue. Total expenses for the period were $639,694 which included interest expenses of $21,150.

Capital Resources and Liquidity

As of December 31, 2009, we had $99 in cash.

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

Going Concern

As reflected in the accompanying financial statements, we have a net loss of $11,292 and net cash used in operations of $87 for the three months ended December 31, 2009; and a working capital deficit of $177,791 and a deficit accumulated during the development stage of $639,694 at December 31, 2009.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2009, the company issued 20,000 shares to two debt holders as interest payment on their loan.  The Stock issued was valued by the debt holders at $400.00

Item 3. Defaults Upon Senior Securities.

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

OMNI VENTURES, INC.

Date: February 12, 2010	By:	/s/ Hollis Cunningham
Hollis Cunningham
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors