Form 10-Q
period 2010-03-31
OMNI VENTURES INC
filed 2010-05-26
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

OMNI VENTURES, INC.
(Exact name of registrant as specified in the Charter)

KANSAS	333-156263	26-3404322
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

7500 College Blvd.,5th Floor, Overland Park, KS 66210
 (Address of Principal Executive Offices) (Zip Code)

(913) 693-8073
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No  ☒

The number of shares outstanding of the Registrant’s common stock as of March 31, 2010: 92,684,520 shares of common stock.

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2010
(Unaudited)

CONTENTS
Page(s)
Balance Sheets – As of March 31, 2010 (Unaudited) and September 30, 2009 (Audited)	1

Statements of Operations – For the three month and six months ended March 31, 2010 and for the period from August 14, 2008 (inception) to March 31, 2010 (Unaudited)	2

Statements of Cash Flows – For the six months and three months ended March 31, 2010 and for the period from August 14, 2008 (inception) to March 31, 2010 (Unaudited)	3

Notes to Financial Statements	4-10

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$9	$186
Prepaid expense	-	-
Total Current Assets	9	186

Total Assets	$9	$186

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$76,318	$47,085
Notes payable	120,000	120,000
Total Current Liabilities	196,318	167,085

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
102,695,172 and 80,000,000 shares issued and outstanding	10,270	10,268
Additional paid-in capital	451,634	451,236
Deficit accumulated during the development stage	(658,212)	(628,403)
Total Stockholders' Deficit	(196,308)	(166,899)

Total Liabilities & Stockholders' Deficit	$9	$186

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Six	For the three	For the period from August 14, 2008
	Months ended		(inception) to
	March 31,		March 31,
	2010	2010	2010

General and administrative expenses	$20,449	$14,056	$632,602

Interest expense	9,361	4,461	25,611

Net loss	$(29,810)	$(18,517)	$(658,213)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	102,689,787	102,689,787	96,047,415

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six	For the period from
	Months Ended March 31,	August 14, 2008 (inception) to
	2010	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,810)	$(658,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	340,903
Common stock issued for compensation - related party	-	200,000
Common stock issued for interest	400	800
Common stock issued for pre-incorporation services - founder	-	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	29,233	76,318
Net Cash Used In Operating Activities	(177)	(32,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	13,300
Repayment of loan payable - related party	-	(13,300)
Proceeds from notes payable	-	20,000
Proceeds from sale of common stock	-	12,200
Net Cash Provided by Financing Activities	-	32,200

Net Increase in Cash	(177)	9

Cash - Beginning of Period/Year	186	-

Cash - End of Period/Year	$9	$9

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$-	$-
Interest	$-	3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$100,000
Common stock issued for future services	$-	$240,903

Cash per BS	$9	9
Difference	(0)	(0)

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended September 30, 2009.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

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
March 31, 2010
(Unaudited)

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

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At March 31, 2010 and September 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

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
March 31, 2010
(Unaudited)

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
March 31, 2010
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
March 31, 2010
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $29,808.74 and net cash used in operations of $177 for the six months ended March 31, 2010; and a working capital deficit of $196,309 and a deficit accumulated during the development stage of $658,212 at March 31, 2010. The Company is in the development stage and has not yet generated any revenues.

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

Note 4 Fair Value

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
March 31, 2010
(Unaudited)

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

Note 6 Notes Payable and Default

On September 3, 2008, the Company entered into an agreement for future consulting services. In exchange for these future services, the Company issued a $100,000, one-year note payable. The note bears interest at 12% and is due monthly.  The note is secured by the Company’s assets and 80,000,000 shares issued to the Company’s founder (see Note 7).  The note was due on    September 3, 2009. At of December 31, 2009 and 2008, respectively, the Company had accrued interest of $19,350 and $2,000 relating to this note.  The Company did not pay the interest due in January 2009; therefore, beginning in February 2009, the note holder began charging the default interest rate of 18%. The note holder granted a six-month extension until July 1, 2009 to repay all unpaid accrued interest   On July 1, 2009; the extension was amended to August 14, 2009.  The Company did not repay the note or related accrued interest by August 14, 2009, and was in default.

The note holder did foreclose on the assets and shares that were held in escrow as collateral.  On January 6, 2010 the note holder sold the collateral.

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
March 31, 2010
(Unaudited)

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

On May 5, 2009, the Company issued 10,000,000 shares of common stock, having a fair value of $200,000 ($0.02/share), to its Chairman and CEO as compensation for past services rendered. Fair value was based upon recent cash offerings to third parties at $0.02/share in October 2008.  The Company believes that the valuation of these shares based upon a quoted closing trading price is not the best available evidence among willing buyers or sellers due to the stock being restricted and thinly traded at the date of issuance.  Furthermore, the Company was in developmental stage, so no valuation could be ascribed that would indicate the shares had any additional value.  These shares were cancelled and retired in January 2010.

Note 8 Other matters

On January 1, 2010, the Company executed a $15,000 convertible note, with a maturity date of July 1, 2010.  The convertible note was cancelled on January 5, 2010.

On January 20, 2010, the Company's former Chairman and CEO contributed 10,000,000 shares of Omni Ventures, Inc. common stock to the Company, which was canceled and retired.

Note 9 Subsequent events

On May 22, 2010, Omni Ventures entered into an agreement to purchase 519 acres of agricultural property in Northern Santa Barbara County, California for $3,750,000. No deposit was required and the contract is subject to multiple terms and conditions due to the seller’s financial situation. Omni Ventures expects its shareholder’s to finance the purchase upon consummation.

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

GENERAL

We were incorporated in August 2008 in the State of Kansas. From inception, our msssion was to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States, with specialization in two different categories. One was apartment projects to house employees that work for gaming and supporting businesses. The other was recreational activities geared at family -oriented activities.  Our founder Hollis Cunningham, had been active in the development of commercial projects for over forty years and has had extensive knowledge and experience in this field.  On March 3, 2010, Mr. Cunningham and Mrs. Carolyn Cunningham gave a notice of resignation officers and directors.  The board appointed Mr. Daniel Reardon as CEO, Chairman and Director, Mr. Neil  Kleinman as President and Director and Mr. Lawrence Sands as Vice President, Secretary and Director.

As a result of  the departure of prior management, current management has established as its primary goal to  develop residential and commercial real estate and raw land, in particular in the areas of agricultural production in Southern and Central California, as well as design, manufacture and distribute premium brands of consumer goods. Our management believes investment in these types of projects appropriately meets the market need in the areas of Western United States.

The Company has already taken steps to achieve this goal. As reported in the Company’s 8-K as filed with the SEC on May 26, 2010, which report is incorporated by reference,  the Company entered into a Vacant Land purchase agreement   (the “Lompoc Agreement”), effective May 22, 2010 with James Alexander and the SB 246 & Cebada Group.   Pursuant to the Land Purchase Agreement, the Company entered into a definitive agreement to purchase the property located at 3145 E. Highway 246, Lompoc, Santa Barbara, California.  The Company plans to develop a vineyard and one respective structure on the property.
The Company’s obligation to close on the Property is subject to several conditions, including but not limited to settle of certain liens and claims against the Property and the receipt of an appraisal that the Property has a value of not less than $4,000,000.

The purchase price for the property is $3,750,000 and the Company is obligated to make an initial deposit of $112,500 or 3% of the purchase price to be put into an Escrow Account subject to certain terms and conditions of the Agreement.  The balance of the purchase price will be due in 180 days.

The description and  terms of the Purchase Agreement  set forth herein is qualified in its entirety by the full text of the Purchase Agreement, which is filed as an exhibit to the 8-K previously filed,

PLAN OF OPERATION

We have begun operations, and we will require outside capital to continue operations. We believe we will be able to competitively market ourselves. All functions will be coordinated and managed by our Board, including marketing, finance, and operations.

We are currently negotiating with several Real Estate entities on various projects in the Western United States and have had positive input from them. We are working on our website, which will provide quick response for new customers.

We have developed our engagement with several owners of premium real estate properties in the Central Coast of California as well as wine producers, brand developers and resellers in that area. We also entered into negotiations with several proprietors of premium brand consumer goods in the USA and in Europe with the purpose of integrating their brands into distribution programs developed by our management.

Over the next year our plan is to negotiate joint venture and co-distribution agreements with several real estate development, wine-making and premium consumer goods brands marketing companies. We are also working on acquiring a portfolio of real estate properties, which will be developed for residential, commercial and agricultural production purposes. At this time negotiations on these projects are underway and response has been positive.

We have budgeted $300,000 over the next year for general expenses. This budget covers marketing and advertising expenses ($110,000), legal and consulting fees ($140,000), infrastructure fees ($20,000) and due diligence fees ($30,000).

We expect in the next year total cost of marketing and advertising to be in excess of $100,000. As projects come on line we anticipate interest in our projects in other parts of the country and will be looking for joint venture partnerships for assistance in additional projects. We anticipate that new projects will offset any additional general and marketing costs.

At the end of the first 18 months we plan to make an assessment on the first year and a half of operations. By that time we anticipate having additional projects contracted for funding for the following year.

If we are unable to effectively market and fund these projects we may have to suspend or cease our efforts. If we cease our previously stated efforts we do not have plans to pursue other business opportunities. If we cease operations investors will not receive any return on their investments.

Results of Operations

For the period from August 14, 2008 (inception) through March 31, 2010, we had no revenue and have a net loss of $658,213.

Capital Resources and Liquidity

As of March 31, 2010, we had $9 in cash.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $300,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Going Concern

As reflected in the accompanying financial statements, we have a net loss of $658,213; and a working capital deficit of $169,309

We are in the development stage and have not yet generated any revenues. Our ability to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2010.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

 8-K filed with the SEC on May 25, 2010, which 8-K is incorported herein by reference.

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

OMNI VENTURES, INC.

Date: May 26, 2010	By:	/s/ Neil Kleinman
Neil Kleinman
President