Form 10-Q
period 2010-08-16
OMNI VENTURES INC
filed 2010-08-16
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s common stock as of June 30, 2010: 92,684,520 shares of common stock.

OMNI VENTURES, INC.

FORM 10-Q

June 30, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2010
(Unaudited)

CONTENTS

	Page(s)
Balance Sheets – As of June 30, 2010 (Unaudited) and September 30, 2009 (Audited)	1
Statements of Operations – For the three month and 9 months ended June 30, 2010 and for the period from August 14, 2008 (inception) to June 30, 2010 (Unaudited)	2
Statements of Cash Flows – For the 9 months and three months ended June 30, 2010 and for the period from August 14, 2008 (inception) to June 30, 2010 (Unaudited)	3
Notes to Financial Statements	4 - 13

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

		June 30, 2010 (Unaudited)		September 30, 2009 (Audited)
Assets				
Current Assets				
Cash	$	109	$	186
Prepaid expense		5,000		-
Total Current Assets		5,109		186
Total Assets	**$**	**5,109**	**$**	**186**
Liabilities and Stockholders' Deficit				
Current Liabilities				
Accounts payable and accrued expenses	$	91,461	$	47,085
Notes payable		120,000		120,000
Total Current Liabilities		211,461		167,085
Stockholders' Deficit				
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding		-		-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 92,695,172 and 80,000,000 shares issued and outstanding		9,270		10,268
Additional paid-in capital		452,634		451,236
Deficit accumulated during the development stage		(668,256)		(628,403)
Total Stockholders' Deficit		(206,352)		(166,899)
Total Liabilities & Stockholders' Deficit	**$**	**5,109**	**$**	**186**

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Nine Months Ended June 30, 2010	For the Nine Months Ended June 30, 2009	For the period from August 14, 2008 (inception) to June 30, 2010
General and administrative expenses	$ 26,005	$ 340,592	$ 638,158
Interest expense	13,849	9,050	30,099
Net loss	$ (39,854)	$ (349,642)	$ (668,257)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)
Weighted average number of common shares outstanding during the year/period - basic and diluted	96,501,106	92,148,817	94,463,394

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009
General and administrative expenses	$ 5,557	$ 148,651
Interest expense	4,488	2,050
Net loss	$ (10,045)	$ (150,701)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding during the year/period - basic and diluted	92,695,172	98,818,469

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30, 2010	For the Nine Months Ended June 30, 2009	For the period from August 14, 2008 (inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (39,854)	$ (349,642)	$ (668,257)
Adjustments to reconcile net loss to net cash used in operating activities:			
Amortization of prepaid consulting services	-	262,369	340,903
Common stock issued for compensation - related party	-	25,000	200,000
Common stock issued for interest	400	50	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Change in operating assets and liabilities			
Increase (decrease) in:			
Accounts payable and accrued expenses	39,376	39,376	86,463
Net Cash Used In Operating Activities	(77)	(22,847)	(32,091)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from loan payable - related party	-	13,300	13,300
Repayment of loan payable - related party	-	(13,300)	(13,300)
Proceeds from notes payable	-	20,000	20,000
Proceeds from sale of common stock	-	12,200	12,200
Net Cash Provided by Financing Activities	-	32,200	32,200
Net Increase in Cash	(77)	9,353	109
Cash - Beginning of Period/Year	186	-	-
Cash - End of Period/Year	$ 109	$ 9,353	$ 109
SUPPLEMENTARY CASH FLOW INFORMATION:			
Cash paid during the period/year for:			
Income taxes	$ -	$ -	$ -
Interest	$ -	$ 3,000	$ 3,000
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:			
Note payable issued for future services	$ -	$ -	$ 100,000
Common stock issued for future services	$ -	$ 240,903	$ 240,903

See accompanying notes to financial statements

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended September 30, 2009. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Omni Ventures, Inc. (the "Company"), was incorporated in the State of Kansas on August 14, 2008.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

Such estimates and assumptions impact, among others, a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

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

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2010 and September 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards' grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per share

Basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, *Generally Accepted Accounting Principles – Overall* ("ASC 105-10"). ASC 105-10 establishes the *FASB Accounting Standards Codification* (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company's financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company's financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company's financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company's financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company's financial statements.

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, *Fair Value Measurements and Disclosures (Topic 820)* ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, *Fair Value Measurements and Disclosures – Overall,* for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company's results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $39,854 and net cash used in operations of $77 for the nine months ended June 30, 2010; and a working capital deficit of $206,353 and a deficit accumulated during the development stage of $668,256 at June 30, 2010. The Company is in the development stage and has not yet generated any revenues.

Note 4 - Fair Value

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

- Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;
- Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010
(Unaudited)

- Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

Note 5 Loan Payable - Related Party

On October 6, 2008, the Company's Chairman provided a $20,000 revolving line of credit. The debt bore interest at 12%, with interest due monthly. All advances were due on demand and were unsecured. During the year ended September 30, 2009, the Company borrowed and repaid $13,300 on this line of credit.

Note 6 Notes Payable and Default

On September 3, 2008, the Company entered into an agreement for future consulting services. In exchange for these future services, the Company issued a $100,000, one-year note payable. The note bears interest at 12% and is due monthly. The note is secured by the Company's assets and 80,000,000 shares issued to the Company's founder (see Note 7). The note was due on September 3, 2009. At of December 31, 2009 and 2008, respectively, the Company had accrued interest of $19,350 and $2,000 relating to this note. The Company did not pay the interest due in January 2009; therefore, beginning in February 2009, the note holder began charging the default interest rate of 18%. The note holder granted a six-month extension until July 1, 2009 to repay all unpaid accrued interest On July 1, 2009; the extension was amended to August 14, 2009. The Company did not repay the note or related accrued interest by August 14, 2009, and was in default.

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
June 30, 2010
(Unaudited)

trading price is not the best available evidence among willing buyers or sellers due to the stock being restricted and thinly traded at the date of issuance. Furthermore, the Company was inactive, so no valuation could be ascribed that would indicate the shares had any additional value. These notes are unsecured and due on May 18, 2010.

Note 7 Stockholders' Deficit

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

Note 8 Other matters

On January 1, 2010, the Company executed a $15,000 convertible note, with a maturity date of July 1, 2010. The agreement was cancelled on January 5, 2010.

On January 30, 2010, the Company's former Chairman and CEO contributed 10,000,000 shares of Omni common stock to the Company, which was canceled and retired.

Note 9: Other matters

On May 22, 2010, Omni Ventures entered into an agreement to purchase 519 acres of agricultural property in Northern Santa Barbara County, California for $3,750,000. The Company's obligation to close on the property is subject to certain conditions including the settlement of certain liens and claims against the property. The Company's initial deposit will be $112,500 with the balance due in 180 days. The purchase of this tract is expected to be financed by the Company shareholders.

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

GENERAL

We were incorporated in August 2008 in the State of Kansas. From inception, our mission was to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States, with specialization in two different categories. One was apartment projects to house employees that work for gaming and supporting businesses. The other was recreational activities geared at family -oriented activities.

On March 3, 2010, we underwent a change of control and as a result, Mr. Daniel Reardon was voted in as our CEO, Chairman and Director, Mr. Neil  Kleinman was voted in as President and Director and Mr. Lawrence Sands was voted in as Vice President, Secretary and Director.

Current management has continued our  goal of establishing ourselves  as a developer of residential and commercial real estate, concentrating   in the areas of agricultural production in Southern and Central California, The company is seeking  to expand into the fields of electronic payment processing, peer-to-peer payment and customer affinity marketing networks.  The company has also been actively seeking a partner in the design, manufacture, branding and distribution of consumer goods.  Our management believes investment in these types of projects appropriately addresses the market need regarding new economic realties.

The Company has already taken steps to achieve these goals. As reported in the Company’s 8-K as filed with the SEC on May 26, 2010, which report is incorporated by reference,  the Company entered into a Vacant Land purchase agreement   (the “Lompoc Agreement”), effective May 22, 2010 with James Alexander and the SB 246 & Cebada Group.   Pursuant to the Land Purchase Agreement, the Company entered into a definitive agreement to purchase the property located at 3145 E. Highway 246, Lompoc, Santa Barbara, California.  The Company plans to develop a vineyard and one respective structure on the property.

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

The description and  terms of the Purchase Agreement  set forth herein is qualified in its entirety by the full text of the Purchase Agreement, which is filed as an exhibit to the 8-K previously filed.

PLAN OF OPERATION

Our  operations  will require outside capital to continue. . We believe we will be able to competitively market ourselves. All functions will be coordinated and managed by our Board, including marketing, finance, and operations.

We are currently negotiating with several real estate entities on various projects in the Western United States and have received  positive input from them. We are actively developing our website, which will provide quick response for new customers. We anticipate to launch our website at the following URL: http://www.omve.net.

We have developed our engagement with several owners of real estate properties in the Central Coast of California as well as wine producers, brand developers and resellers in that area. We also entered into negotiations with several proprietors of premium brand consumer goods in the USA and in Europe with the purpose of integrating their brands into branding and distribution programs developed by our management.

In expanding and continuing to develop the company’s plan of operation, we have been actively seeking to expand into the various fields of electronic payment processing, peer-to-peer payment and customer affinity marketing networks and entered into negotiations with several companies in that industry with the purpose of merger and acquisition.  The company has also been actively seeking a partner in the design, manufacture, branding and distribution of consumer goods.

Over the next year, our plan is to negotiate joint ventures and co-distribution agreements with several real estate development, wine-making and premium consumer goods brands marketing companies. We are also working on acquiring a portfolio of real estate properties, which will be developed for residential, commercial and agricultural production purposes. At this time negotiations on these projects are underway and response has been positive.

We have budgeted $300,000 over the next year for general expenses. This budget covers marketing and advertising expenses ($110,000), legal and consulting fees ($140,000), infrastructure fees ($20,000) and due diligence fees ($30,000).

We expect in the next year total cost of marketing and advertising to be in excess of $100,000. As projects come on line, we anticipate interest in our projects in other parts of the country and will be looking for joint venture partnerships for assistance in additional projects. We anticipate that new projects will offset any additional general and marketing costs.

At the end of the first 18 months, we plan to make an assessment on the first year and a half of operations. By that time, we anticipate having additional projects contracted for funding for the following year.

If we are unable to effectively market and fund these projects, we may have to suspend or cease our efforts. If we cease our previously stated efforts, we do not have plans to pursue other business opportunities

Results of Operations

For the period from August 14, 2008 (inception) through June 30, 2010, we had no revenue and have a net loss of $668,257.

Capital Resources and Liquidity

As of June 30, 2010, we had $109 in cash.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

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

Going Concern

As reflected in the accompanying financial statements, we have a net loss of X; and a working capital deficit of $206,353

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation and there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such.

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

Omni Ventures, Inc.

August 16, 2010                                           By: /s/Neil Kleinman
      Neil Kleinman, President