Form 10-Q/A
period 2010-08-17
OMNI VENTURES INC
filed 2010-08-17
CIK 1449224

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

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from
	June 30,		August 14, 2008 (inception) to
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,854)	$(349,642)	$(668,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	262,369	340,903
Common stock issued for compensation - related party	-	25,000	200,000
Common stock issued for interest	400	50	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	39,376	39,376	86,463
Net Cash Used In Operating Activities	(77)	(22,847)	(32,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	13,300	13,300
Repayment of loan payable - related party	-	(13,300)	(13,300)
Proceeds from notes payable	-	20,000	20,000
Proceeds from sale of common stock	-	12,200	12,200
Net Cash Provided by Financing Activities	-	32,200	32,200

Net Increase in Cash	(77)	9,353	109

Cash - Beginning of Period/Year	186	-	-

Cash - End of Period/Year	$109	$9,353	$109

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$-	$-	$-
Interest	$-	$3,000	3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$-	$100,000
Common stock issued for future services	$-	$240,903	$240,903

Cash per BS	$109	9,353	109
Difference	(0)	-	(0)

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

GENERAL

We were incorporated in August 2008 in the State of Kansas. From inception, our mission was to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States, with specialization in two different categories. One was apartment projects to house employees that work for gaming and supporting businesses. The other was recreational activities geared at family oriented activities.

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

The Company has already taken steps to achieve its goals. As reported in the Company’s 8-K as filed with the SEC on May 26, 2010, which report is incorporated herein by reference,  the Company entered into a Vacant Land purchase agreement   (the “Lompoc Agreement”), with James Alexander and the SB 246 & Cebada Group.   Pursuant to the Land Purchase Agreement, the Company entered into an agreement to purchase the property located at 3145 E. Highway 246, Lompoc, Santa Barbara, California.  The Company plans to develop a vineyard and one structure on the property.

The Company’s obligation to close on the Property is subject to several conditions, including but not limited to, the settlement of certain liens and claims against the Property and the receipt of an appraisal that the Property has a value of not less than $4,000,000.

As set forth in the Land Purchase Agreement, the purchase price for the property is $3,750,000 and the Company is obligated to make an initial deposit of $112,500 or 3% of the purchase price to be put into an Escrow Account subject to certain terms and conditions of the Agreement.  The balance of the purchase price will be due in 180 days.

The description and  terms of the Purchase Agreement  set forth herein is qualified in its entirety by the full text of the Purchase Agreement, which is filed as an exhibit to the 8-K previously filed.

PLAN OF OPERATION

To continue our  operations , we will require outside capital.  We believe we will be able to competitively market ourselves. All functions will be coordinated and managed by our Board, including marketing, financing, and operations.

We are currently negotiating with several real estate entities on various projects in the Western United States and have received positive input from them. We are actively developing our website, which will provide quick response for new customers. We anticipate to launch our website at the following URL: http://www.omve.net.

We have developed relationships  with several owners of real estate properties in the Central Coast of California, as well as wine producers, brand developers and resellers in that area. We have also entered into negotiations with several proprietors of premium brand consumer goods in the USA and in Europe with the purpose of integrating their brands into branding and distribution programs to be developed by our management.

In expanding and continuing to develop the Company’s plan of operations, we have been actively seeking to expand into various fields of electronic payment processing, peer-to-peer payment and customer affinity marketing networks and have entered into negotiations with several companies in that industry with the goal to merger or acquire on of such companies.   The Company has also been actively seeking a partner in the design, manufacture, branding and distribution of consumer goods.

Over the next year, our plan is to negotiate joint ventures and co-distribution agreements with several real estate development, wine-making and premium consumer goods brands marketing companies. We are also working on acquiring a portfolio of real estate properties, which will be developed for residential, commercial and agricultural production purposes. At this time, preliminary negotiations on these projects are underway.

We have budgeted $300,000 over the next year for general expenses. This budget covers marketing and advertising expenses ($110,000), legal and consulting fees ($140,000), infrastructure fees ($20,000) and due diligence fees ($30,000).

We expect in the next year total costs of marketing and advertising to be in excess of $100,000. As projects come on line, we anticipate interest in our projects in other parts of the country and will be looking for joint venture partnerships for assistance in additional projects. We also anticipate that new projects will offset any additional general and marketing costs.

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

Going Concern

As reflected in the accompanying financial statements, we have a net loss of $668,257 and a working capital deficit of $206,353

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2010.

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

Omni Ventures, Inc.

August 17, 2010                                           By: /s/Neil Kleinman
      Neil Kleinman, President