Form 10-Q/A
period 2010-06-30
OMNI VENTURES INC
filed 2010-08-25
CIK 1449224

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

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$109	$186	$(77)
Prepaid expense	5,000	-	$5,000
Total Current Assets	5,109	186

Total Assets	$5,109	$186

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$91,461	$47,085	$44,376
Notes payable	120,000	120,000	$-
Total Current Liabilities	211,461	167,085

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
92,695,172 and 80,000,000 shares issued and outstanding	9,270	10,268	$(998)
Additional paid-in capital	452,634	451,236	$1,398
Deficit accumulated during the development stage	(668,256)	(628,403)	$(39,854)
Total Stockholders' Deficit	(206,352)	(166,899)

Total Liabilities & Stockholders' Deficit	$5,109	$186

Check	$0	$(0)

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the period from
	June 30,		August 14, 2008 (inception) to
	2010	2009	June 30, 2010

General and administrative expenses	$26,005	$340,592	$638,158

Interest expense	13,849	9,050	30,099

Net loss	$(39,854)	$(349,642)	$(668,257)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	96,501,106	92,148,817	94,463,394

	For the Three Months Ended
	June 30,
	2010	2009

General and administrative expenses	$5,557	$148,651

Interest expense	4,488	2,050

Net loss	$(10,045)	$(150,701)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	92,695,172	98,818,469

Omni Ventures, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
Unaudited

			Additional	Deficit	Total
	Common Stock, $0.0001 Par Value			Accumulated During	Stockholders' Deficit
	Shares	Amount	Capital	the Development Stage		FV/share

Common stock issued for pre-incorporation services - founder ($0.0001/share)	80,000,000	$8,000	$-	$-	$8,000	0.0001

Net loss for the period from August 14, 2008 (inception) to September 30, 2008	-	-	-	(18,500)	(18,500)

Balance - September 30, 2008	80,000,000	8,000	-	(18,500)	(10,500)

Common stock issued for cash ($0.02/share)	610,000	61	12,139	-	12,200	0.0200

Common stock issued for services ($0.02/share)	12,045,172	1,205	239,699	-	240,904	0.0200

Common stock issued for compensation - related party ($0.02/share)	10,000,000	1,000	199,000	-	200,000	0.0200

Common stock issued for interest ($0.02/share)	20,000	2	398	-	400	0.0200

Net loss for the year ended September 30, 2009	-	-	-	(609,903)	(609,903)

Balance - September 30, 2009	102,675,172	$10,268	$451,236	$(628,403)	$(166,899)

Common stock issued for interest ($0.02/share)	20,000	2	398		400	0.02

Cancellation of 10 million shares of stock	(10,000,000)	(1,000)	1,000

Net loss for the six months ended June 30, 2010	-	-	-	(39,854)	(39,854)

Balance - June 30, 2010	92,695,172	9,270	452,634	(668,256)	(206,353)

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

Omni Ventures, Inc.

August 25, 2010                                           By: /s/Neil Kleinman
      Neil Kleinman, President