Form 10-K
period 2010-09-30
OMNI VENTURES INC
filed 2011-01-11
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE      SECURITIES EXCHANGE ACT OF 1934

Commission File Number	333-156263

OMNI VENTURES, INC.
(Exact name of registrant as specified in the Charter)

KANSAS                                                                           26-3404322
(State or other jurisdiction of                                                                           (IRS Employee
incorporation or organization)                                                                           Identification No.)

7500 College Blvd., 5th Floor, Overland Park, KS                                                                                                           66210
(Address of Principal Executive Offices)                                                                                                       (Zip Code)

Registrants Telephone number, including area code:                                                                                                (913) 693-8073

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $4,094,333 as of September 30, 2010 based on the average bid and asked price of $0.30 per share as of that date.

The number of shares outstanding of the Registrant’s common stock as of September 30, 2010 was 92,695,000 shares of common stock.

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	4-5

Item 1B.	Unresolved Staff Comments	5

Item 2.	Properties	5

Item 3.	Legal Proceedings	5

Item 4.	[REMOVED AND RESERVED]	5

PART II

Item 5.	Market for Registrant's Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	6

Item 6.	Selected Financial Data	6

Item 7.	Management Discussion and Analysis
	Of Financial Condition and Results of Operation	6

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	7

Item 8.	Financial Statements	F-1 / F-10

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	9

Item 9A (T)	Controls and Procedures	9

Item 9B.	Other Information	9

PART III

Item 10.	Directors, Executive Officers and
	Corporate Governance	10

Item 11.	Executive Compensation	10

Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related
	Stockholder Matters	10

Item 13.	Certain Relationships and Related Transactions
	And Director Independence	11

Item 14.	Principal Accountant Fees and Services	11

PART IV

Item 15.E	Exhibits and Financial Statement Schedules	12

SIGNATURES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Omni Ventures, Inc. Corporation (the "Company" of the “Registrant”). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes", "anticipates", “intends", “expects",  "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these   assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.  In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Business -- Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

ITEM 1.                      Business

GENERAL

We were incorporated in August 2008 in the State of Kansas. Originally, we planned to provide equity funding for commercial and recreational projects in the Mid-west and Western areas of the United States, with specialization in two different categories. Our primary goal was to provide housing and recreational activities that complement the Native American gaming activities in the area. However, in February 2010, there was a change in control of the Company and as a result, we altered our business plans.

In February 2010, we underwent a change in control of the company whereby Michael Guss acquired 80,000, 000 shares of our common stock. Thereafter, on December 31, 2010, Mr., Guss transferred 75,317,955 shares to Globanc Corp., a  Kansas corporation.

On May 26, 2010 entered into a Vacant Land purchase agreement   (the “Lompoc Agreement”), effective May 22, 2010 with James Alexander and the SB 246 & Cebada Group.   Pursuant to the Land Purchase Agreement, the Company has entered into a definitive agreement to purchase a property at 3145 E. Highway 246, Lompoc located in Santa Barbara, California.  Appraised at $4 Million, and subject to a land use planner’s appropriate assessment, the Company wishes to develop a vineyard and one respective structure.

Our obligation to close on the Property is subject to several conditions, including but not limited to settle of certain liens and claims against the Property and the receipt of an appraisal that the Property has a value of not less than $4,000,000.

The purchase price for the property is $3,750,000 and we are obligated to make an initial deposit of $112,500 or 3% of the purchase price to be put into an Escrow Account subject to certain terms and conditions of the Agreement.  The balance of the purchase price will be due in 180 days. Currently due to the multiple issues related to the ongoing Federal Bankruptcy Court proceedings pertaining to one of the sellers of the property, SB 246 & Cebada Group, Inc., as well as legal matters unresolved by the sellers with their multiple lenders the respective escrow has been suspended and the project has been put on hold pending resolution of the above legal matters by the sellers.

The description and terms of the Purchase Agreement set forth herein are qualified in their entirety by the full text of the Purchase Agreement, which is filed as an exhibit to the 8-K previously filed.

We are also pursuing our plan to expand into the fields of electronic payment processing, peer-to-peer payment and customer affinity marketing networks. The Company’s management has conducted meetings and negotiations with the leading merchant payment gateway provider, outsourced customer service and electronic commerce order fulfillment center in Kansas City, MO, which has been in business for over 20 years and is seeking a merger and acquisitions partner. In addition to that the Company’s management has been conducting preliminary merger and acquisition due diligence on a Minnetonka, MN-based company specializing in merchant processing and payment card issuing as well as conducted negotiations with a Pisgah, AL-based company specializing in secured wireless point of sale processing hardware development and manufacturing.

On November 15, 2010, the Company entered into a Purchase Agreement, Security Agreement and Promissory Note with Agile Opportunity Fund LLC to purchase certain assets defined as the “Diamond Decision Assets” which Agile had previously purchased from the Trustee in the Diamond Decisions Inc. Chapter 11 Bankruptcy Case.   The assets purchased are: inventory, trademarks, patents, copyrights, domain names, customer lists, fixtures, furnishings and equipment of Diamond Decisions Inc. The purchase price for the assets was 14,000,000 shares of the Company’s common stock to be issued to Agile, 2,500,000 shares of the Company’s stock issued to the Trustee and a $325,000 note to Agile due November 14, 2011, bears interest at 9% and is secured by assets.  Agile shall have the right, at its sole option, to sell up to 10,000,000 of the Company’s shares, or any portion thereof back to the Company for a total consideration equal to all or a pro-rata portion of $2,800,000 if on or before the end of that fiscal quarter which ends June 30, 2011, (i) Omni has not achieved an annual quarterly sales of $10,000,000, (ii) Omni has not obtained total market capitalization of at least $50,000,000 and (iii) Omni has not achieved positive cash flow.

PLAN OF OPERATION

We have begun operations, and we will require outside capital to continue operations. We believe we will be able to competitively market ourselves. All functions will be coordinated and managed by our Board, including marketing, finance, and operations. We are currently negotiating with several Real Estate entities on various projects in the Western United States and have had positive input from them. We are working on further developing our website, which will provide quick response for new customers.

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

In expanding and continuing to develop the Company’s plan of operations, we have been actively seeking to expand into various fields of electronic payment processing, peer-to-peer payment and customer affinity marketing networks and have entered into negotiations with several companies in that industry with the goal to merger or acquire on of such companies. The Company will continue to develop its subsidiaries in the field of design, manufacture, branding and distribution of consumer goods, in particular with the purpose of design, marketing and distribution of its PRVCY Premium and Privacywear brands, including offering the products under these brands via a network of international distributors, as well as via the Company’s websites at http://www.prvcypremium.com and http://www.privacywear.com.

In addition, we are currently developing our marketing and manufacturing plans for the manufacture and sale of the products under PRVCY and Privacywear brands.

COMPETITION

The competition in this marketplace is strong. Most companies, which compete with us, are more seasoned and better financed. Most also have substantially greater capital resources and marketing experience than we do.

Employees

We currently have no full time employees.

Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report on Form 10-K, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Are a New Venture with No Operating History

We are a relatively young company with limited operating history. Our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise. We have no operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our likelihood of commercial viability and market acceptance of our proposed operations.  Our potential success must be evaluated in light of the problems; expenses and difficulties frequently encountered by new businesses in general.

We most likely will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will most likely need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to significantly expand our. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has never generated any revenue. From inception (August 14, 2008) to September 30, 2010, we have incurred a net loss of $701,592,   a working capital deficit of $239,688 and a deficit accumulated during the development stage of $701,592 at September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

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

We may be unable to retain key employees or attract, assimilate and retain other highly qualified employees in the future.

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

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

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

Our common stock is currently quoted on the Over the Counter “OTC QB” market under the symbol "OMVE". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

We cannot give any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

The elimination of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our business office is located at 7500 College Blvd., 5th Floor, Overland Park, KS 66210 currently, this space is sufficient to meet our needs.

Item 3.  Legal Proceedings.

None

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter “OTC QB” market under the symbol “OMVE”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2009	High	Low

First Quarter	$1.01	$0.10
Second Quarter	$0.50	$0.10
Third Quarter	$0.44	$0.10
Fourth Quarter	$0.44	$0.10

Fiscal Year 2010	High	Low

First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.25
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.40	$0.25

Holders

As of September 30, 2010, we had approximately 53 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Fidelity Transfer Services, Incorporated, 813 Anacapa, Suite 110, Santa Barbara, CA 93101.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2010, the Company does not have outstanding any common stock that may be issued upon the exercise of options under an equity compensation plan.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained herein are not purely historical statements, but rather include what we believe are forward-looking statements.  These include statements about our  expectations,  beliefs,  intentions or strategies for the future, which are indicated by words or phrases such as "anticipate,"  "expect," "intend,"  "plan,"  "will," "we believe,"  "the company  believes",  "management believes" and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under ”Business." Our actual results could differ materially from results anticipated in these forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The following discussion and analysis provides information, which the Company’s management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

Results of Operations - Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Revenues

We had no revenues for the year ended September 30, 2010.

Operating Expenses

For the year ended September 30, 2010, operating expenses, including research and development were $50,406 as compared to $595,003 in 2009, a decrease of $536,794 or 88%.

Net Income and Earnings per Share

Our net los for the year ended September 30, 2010 was $73,189 as compared to a net loss of $609,903 for the year ended September 30, 2009. Our net loss per weighted average share was $0 for the year ended September 2010, as compared to a net loss of $.01 per weighted average share for 2009.

Liquidity and Capital Resources

At September 30, 2010, the Company had working capital deficit of $239,688 as compared with a working capital deficit of $166,899 at September 30, 2009.  At September 2010, the Company had a cash balance of $27 and no long term debt.

    We will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $750,000. We do not anticipate the purchase or sale of any significant equipment. We expect significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Research and Development

In fiscal 2010, we incurred no expenses on research and development.

Inflation

Management believes that the impact of inflation on our operations since our inception has not been material.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
Not applicable.

Item 8.  Financial Statements.

The information called for by this Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this Annual Report on Form 10-K.

CONTENTS

Balance Sheets – As of September 30, 2010
            and September 30, 2009

Statements of Operations –
For the 12 months ended September 30, 2010 and September 30, 2009 and for the period from August 14, 2008 (inception)
to September 30, 2010

Statement of Changes in Stockholders’ deficit
            From August 14, 2008 (inception) to September 30, 2010

Statements of Cash Flows –
For the 12 months ended September 30, 2010 and September 30, 2009 and for the period from August 14, 2008 (inception)
to September 30, 2010

Notes to Financial Statements

Berman & Company, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Omni Ventures, Inc.

We have audited the accompanying balance sheets of Omni Ventures, Inc. (a development stage company) as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2009, the period from August 14, 2008 (inception) to September 30, 2008, and for the period from August 14, 2008 (inception) to September 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $609,903 and net cash used in operations of $32,014 for the year ended September 30, 2009; and a working capital deficit of $166,899 and a deficit accumulated during the development stage of $628,403 at September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman & Company, P.A.
Berman & Company, P.A.

Boca Raton, Florida
January 12, 2010

Independent Registered Auditor’s Report

Shareholders and Board of Directors
of Omni Ventures, Inc.
Overland Park, Kansas

I have audited the accompanying balance sheet of Omni Ventures, Inc.(a Development Stage Company) as of September 30, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2010, and for the period from August 14, 2008(Inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit. The Financial Statements of Omni Ventures, Inc. as of September 30, 2009 were audited by other auditors whose report dated January 12, 2010, on those statements included an explanatory paragraph that described the accompanying financial statements have been prepared assuming that the Company will continue as a going concern and that the Company has suffered recurring losses from operations, a working capital deficit, and a deficit accumulated during the development stage, which raises substantial doubt as to its ability to continue as a going concern.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, and the report of other auditors, The financial statements referred to above present fairly, in all material respects, the financial position of Omni Ventures, Inc (a Development Stage Company) as of September 30, 2010, and the results of its operations and its cash flows for the year then ended, and for the period from August 14, 2008(Inception) to September 30, 2010. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has a net capital deficiency.  These items raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Larry Wolfe
Larry Wolfe
Certified Public Accountant

Miami, Florida
January 5, 2011

Omni Ventures, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2010	September 30, 2009

Assets

Current Assets
Cash	$27	$186
Prepaid expense	-	-
Total Current Assets	27	186

Other Assets
Organizational costs (net)	-
Total Other Assets	-

Total Assets	$27	$186

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$67,653	$47,085
Notes and loans payable - Related Parties	152,062
Notes and loans payable	20,000	120,000
Total Current Liabilities	239,715	167,085

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
92,695,172 and 102,675,172 shares issued and outstanding	9,270	10,268
Additional paid-in capital	452,634	451,236
Deficit accumulated during the development stage	(701,592)	(628,403)
Total Stockholders' Deficit	(239,688)	(166,899)

Total Liabilities & Stockholders' Deficit	$27	$186

  See company note to Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Operations

			For the period from
	For the 12 Months Ended		August 14, 2008 (inception) to
	September 30,		Sept. 30, 2010
	2010	2009

General and administrative expenses	$50,406	$595,003	$662,909

Interest expense	22,783	14,900	38,683

Net loss	$(73,189)	$(609,903)	$(701,592)

Net loss per common share - basic and diluted	$0.00	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	95,541,802	94,802,036	$94,254,029

  See company note to Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

			Additional	Deficit	Total
	Common Stock, $0.0001 Par Value			Accumulated During	Stockholders'
	Shares	Amount	Capital	the Development Stage	Deficit

Common stock issued for pre-incorporation services - founder ($0.0001/share)	80,000,000	$8,000	$-	$-	$8,000

Net loss for the period from August 14, 2008 (inception) to September 30, 2008	-	-	-	(18,500)	(18,500)

Balance - September 30, 2008	80,000,000	8,000	-	(18,500)	(10,500)

Common stock issued for cash ($0.02/share)	610,000	61	12,139	-	12,200

Common stock issued for services ($0.02/share)	12,045,172	1,205	239,699	-	240,904

Common stock issued for compensation - related party ($0.02/share)	10,000,000	1,000	199,000	-	200,000

Common stock issued for interest ($0.02/share)	20,000	2	398	-	400

Net loss for the year ended September 30, 2009	-	-	-	(609,903)	(609,903)

Balance - September 30, 2009	102,675,172	$10,268	$451,236	$(628,403)	$(166,899)

Common stock issued for interest ($0.02/share)	20,000	2	398		400

Cancellation of 10 million shares of stock	(10,000,000)	(1,000)	1,000

Net loss for the 12 months ended September 30, 2010	-	-	-	(73,189)	(73,189)

Balance - September 30, 2010	92,695,172	$9,270	$452,634	$(701,592)	$(239,688)

see company note to Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the period from
	For the 12 Months Ended		Aug. 14, 2008 (inception)
	September 30,		to Sept. 30, 2010
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,189)	$(609,903)	$(701,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	333,403	340,903
Common stock issued for compensation - related party	-	200,000	200,000
Common stock issued for interest	400	400	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	20,568	44,086	67,654
Net Cash Used In Operating Activities	(52,221)	(32,014)	(84,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	13,300	13,300
Repayment of loan payable - related party	-	(13,300)	(13,300)
Proceeds from notes payable	52,062	20,000	72,062
Proceeds from sale of common stock	-	12,200	12,200
Net Cash Provided by Financing Activities	52,062	32,200	84,262

Net Increase in Cash	(159)	186	27

Cash - Beginning of Period/Year	186	-	-

Cash - End of Period/Year	$27	$186	$27

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$-	$-	$-
Interest	$-	$3,000	3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$-	$100,000
Common stock issued for future services	$-	$240,903	$240,903

  see company note to Financial Statements

Note A – Organization and Summary of Accounting Policies

This summary of accounting policies of Omni Ventures Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

1. Nature of Operations

Omni Ventures, Inc. (a development stage company) (the “Company”), was incorporated in the State of Kansas on August 14, 2008.

The Company intended to develop properties on Indian reservations. However, during February 2010 there was a change in control as well as the business plans of the Company. See Note G for material subsequent events.

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

2. Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

3. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. The most significant estimate included in the preparation of the financial statements are related to income taxes, accruals and valuation allowances.

4. Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2010 and September 30, 2009, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2010 and September 30, 2009, respectively, the Company had no cash equivalents.

5. Share Based Payments

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

6. Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

The company uses a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2010 and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

7. Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). IN accordance with SFAS 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed under the method identified in SFAS 144 and Emerging Issues Task Force 04-03.
8. Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonable estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

9. Earnings per share

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

The computation of basic and diluted loss per share since inception is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

10. Segment Information

During fiscal year-end 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

11. Accounting Changes and Error Corrections

The Company follows Accounting Changes and Error Corrections in accordance with Statement of Financial Accounting Standards #154 which replaced APB 20 and Statement of Accounting Standards #3. Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issue shall be reported as a prior-period adjustment by restating the prior period.

12. Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance on accounting for distributions to shareholders with components of stock and cash. The guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive either cash or shares, with a potential limitation on the total amount of cash that all shareholders can elect to receive is considered a share issuance, not a stock dividend. Such a share issuance is reflected in the calculation of earnings per share prospectively.  This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Since the Company has not made distributions to shareholders with components of stock and cash, the adoption of this guidance had no effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued updated guidance that clarifies existing guidance on accounting and reporting by an entity that experiences a decrease in ownership of a subsidiary that is a business. The updated guidance states that a decrease in ownership applies to a subsidiary or group of assets that is a business, but does not apply to a sale of an in-substance real estate even if it involves a business, such as an ownership interest in a partnership whose only asset is operating real estate. This guidance also effects accounting and reporting by an entity that exchanges a group of assets that constitutes a business for an equity interest in another entity. The updated guidance also expands disclosure about fair value measurements relating to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. The updated guidance is effective in the first interim or annual reporting period ending on or after December 15, 2009, and is applied on a retrospective basis to the first period that the Company adopted the existing guidance, which was as of January 1, 2009. The Company’s adoption of this updated guidance did not have a material effect on the Company’s financial position, results of operations, or financial statement disclosures.

In September 2009, the FASB issued updated guidelines for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investment funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV.  This guideline also requires new disclosures for each major category of alternate investments.  This guidance does not apply to investments in joint ventures and limited partnerships that are generally accounted for under the equity method or cost method. It is effective for the first annual or interim reporting period ending after December 15, 2009. The Company’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Company’s financial position, results of operations, or financial statement disclosures.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance provides clarification on how to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. The Company’s adopted this guidance effective with the reporting period ended December 31, 2009 and the adoption did not have a material effect on the Company’s financial position, results of operations, or financial statement disclosures.

In June 2009, the FASB issued authoritative guidance for the FASB’s Accounting Standards Codification as the source of authoritative U.S. GAAP.  The Codification is not intended to change U.S. GAAP but is a new structure which organizes accounting pronouncements by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company’s adoption of this guidance effective with the reporting period ending September 30, 2009 impacts the way the Company references U.S. GAAP standards in the financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-5 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  ASU 2009-5 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  Adoption of ASU 2009-5 did not have a material effect on the Company’s results of operations, or financial condition

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  They also provide additional guidelines for estimating fair value in accordance with fair value accounting.  The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting.  The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for the other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have a positive intent and ability to hold an impaired security to recover in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material effect on the Company’s financial statements

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10.  The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated.  The update id not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods similar to those included in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance effective with the interim reporting period ending June 30, 2009.

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to the other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending March 15, 2009.  The adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets.  As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting.  It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combination accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.  The adoption did not have a material impact on the Company’s financial statements.

Note B Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage and has a cumulative negative cash flow from operations of $84,235 for the period from August 14, 2008 to September 30, 2010, a working capital deficit of $239,688 at September 30, 2010 and a deficit accumulated during the development stage of $701,592 at September 30, 2010.

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

Note C - Fair Value

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

Note D – Notes and Loans Payable – Related Parties and Other

1). 12% note payable dated September 3, 2008, in the amount of	2010	2009
$100,000, due September 3, 2009, collateralized by the
Company’s assets and 80,000,000 shares of stock issued
to the Company’s founder. The note bears interest at
12% and is due monthly. The company did not pay the
interest in January 2009 and the Lender began charging
the default interest rate of 18%. The Lender granted
extensions to August 14, 2009 to repay all unpaid accrued
interest. The Company did not repay the note by
September 3, 2009 or the related accrued interest by
August 14, 2009 and is in default,. During December 2009,
the current majority shareholder agreed to acquire the note
payable from the original lender, and agreed to acquire the
80,000,000 shares of stock formerly issued to the
Company’s founder. The Company is currently in
negotiations with its major shareholders to restructure
this debt that is in default.	$100,000	$100,000

2). On May 18, 2009, the Company issued two $10,000, one-year notes payable, to third parties. The notes required payment of interest in the form of shares of common stock. 20,000 shares were issued on May 18, 2009 and an additional 20,000 shares
were issued on November 18, 2009. The stock issued as interest was valued by the debt holders at $400 ($0.02/share) at both dates. Fair value was based upon recent cash offerings to third parties at $0.02/share in October 2008. The Company believes that the valuation of these shares based upon a quoted closing trade price is not the best available evidence among willing buyers or sellers due to the stock being restricted and thinly traded at the date of issuance. Furthermore, the Company was inactive, so no valuation could be ascribed that would indicate the shares had any additional value. These notes are unsecured, due on May 18, 2010 and are in default. Unpaid interest has been accrued through September 30, 2010.The Company expects to be
able to negotiate settlement of these notes during fiscal 2011.	20,000	20,000

3). 6% unsecured loan payable to majority shareholder for
payments he made on behalf of the company from Jan. 1, 2010
through September 30, 2010.	$52,062	----------

Total notes and loans payable	$172,062	$120,000

Short term	$172,062	$120,000

Long term	----------	----------

Note E – Income Taxes

The company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward, for tax purposes totaling $252,000 at September 30, 2010, expiring through 2030.  There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at September 30, 2010 and 2009 are approximately as follows:

Gross deferred tax assets	2010	2009
Net operating loss carryforwards	$(93,000)	$(66,000)
Total deferred tax assets	(93,000)	(66,000)
Less: valuation allowance	93,000	66,000
Net deferred tax asset recorded	------	-------

The valuation allowance at September 30, 2009 was approximately $66,000.  The net change in valuation allowance during the year ended September 30, 2010 was increase of approximately $27,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of theses items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant application of a full valuation allowance as of September 30, 2010.

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2010 and 2009, respectively (computed by applying the U.S. federal Corporate tax rate of 34% to income before taxes and 4% for State income taxes, a blended rate of 36.64%) approximately as follows:

	2010	2009
Expected tax expense (benefit) – Federal	$ (24,000)	$ (199,000)
Expected tax expense (benefit) – State	(3,000)	(25,000)
Stock issued for pre-incorporation services	------	--------
Stock issued for non-deductible compensation	------	162,000
Change in valuation allowance	27,000	62,000
Actual tax expense (benefit)	------	--------

Note F – Common Stock

On August 14, 2008, the Company issued 80,000,000 shares of common stock, having a fair value of $8,000 ($0.0001/share), to its founder for pre-incorporation services. Fair value of the services provided reflected a more readily determinable fair value of the shares issued.  At September 30, 2008, the Company expensed this stock issuance as a component of general and administrative expenses. These shares were acquired during December 2009 by the current majority shareholder (see Note D).

In October 2008, the Company issued 610,000 shares of common stock, for $12,200 ($0.02/share) under a private placement to third party investors.

On November 26, 2008, the Company issued 12,045,172 shares of common stock to consultants for future services having a fair value of $240,903 ($0.02/share), based upon the recent cash offering price. The services were rendered during the period December 1, 2008 through August 31, 2009.  The Company expensed $240,903 during the year ended September 30, 2009.

On May 5, 2009, the Company issued 10,000,000 shares of common stock, having a fair value of $200,000 ($0.02/share), to its Chairman and CEO as compensation for past services rendered. Fair value was based upon recent cash offerings to third parties at $0.02/share in October 2008.  The Company believes the valuation of these shares based upon quoted closing trade price is not the best available evidence among willing buyers or sellers due to the stock being restricted and thinly traded at the date of issuance. Furthermore, the Company was inactive, so no valuation could be ascribed that would indicate the shares had any additional value.  These shares were cancelled and retired in January 2010.

On May 18, 2009, the Company issued 20,000 shares of common stock, having a fair value of $400 ($0.02/share) to two lenders for interest (see Note D).

On November 18, 2009, the Company issued 20,000 shares of common stock, having a fair value of $400 ($0.02/share) to two lenders for interest (see Note D).

Note G – Commitments and Subsequent events

1.
During May 2010, the Company entered into an agreement to purchase 519 acres of agricultural property in Northern Santa Barbara County, California for $3,750,000. The Company’s obligation to close on the property is subject to certain conditions, including the settlement of certain liens and claims against the property. The Company’s initial deposit will be $112,500 with the balance due in 180 days. The project has been put on hold pending resolution of certain legal matters by the sellers.

2.
On November 15, 2010, the Company entered into a Purchase Agreement, Security Agreement and Promissory Note with Agile Opportunity Fund LLC to purchase certain assets defined as the “Diamond Decision Assets” which Agile had previously purchased from the Trustee in the Diamond Decisions Inc. Chapter 11 Bankruptcy Case.   The assets purchased are: inventory, trademarks, patents, copyrights, domain names, customer lists, fixtures, furnishings and equipment of Diamond Decisions Inc. The purchase price for the assets was 14,000,000 shares of the Company’s common stock to be issued to Agile, 2,500,000 shares of the Company’s stock issued to the Trustee and a $325,000 note to Agile due November 14, 2011, bears interest at 9% and is secured by assets.  Agile shall have the right, at its sole option, to sell up to 10,000,000 of the Company’s shares, or any portion thereof back to the Company for a total consideration equal to all or a pro-rata portion of $2,800,000 if on or before the end of that fiscal quarter which ends June 30, 2011, (i) Omni has not achieved an annual quarterly sales of $10,000,000, (ii) Omni has not obtained total market capitalization of at least $50,000,000 and (iii) Omni has not achieved positive cash flow.

3.
On November 15, 2010, the Company entered into a lease of approximately 9,000 square feet for a term of 5 years in Norco, California. The base rent is $6,468 per month and the security deposit is $10,000.

4.	On December 8, 2010, the Company formed a wholly-owned subsidiary PRVCY Couture Inc in the state of Nevada which will operate the assets acquired from the Agile Opportunity Fund, LLC (Note G-3).

Note H – Related Party Transactions

1.
As indicated in Note D-1 and Note D-3, the majority shareholder of the Company acquired the $100,000 note payable from a third party lender and made payments on behalf of the Company of approximately $52,000.

2.	Professional fees in the amount of $1,950 were incurred in 2010 for consulting fees regarding merger and acquisition advice from a firm which is controlled by an officer of the Company.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2010, the Registrant received a letter from Berman & Company, P.A., (“Berman”) our independent registered public accounting firm, stating that effective February 28, 2010 Berman would cease rendering services as our independent registered public accounting firm.  Berman’s report on our financial statements for the fiscal years 2008 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope pr accounting principles and during those fiscal years, there were no disagreements with Berman on any matter of accounting principles or practices, financial statements, disclosure or auditing scope of procedure.

As a result of Berman’s resignation, effective March 3, 2010, Registrant attained the accounting firm of Larry Wolfe, CPA as our new independent registered public accounting firm.  Larry Wolfe, CPA is located at 7695 SW 104th St. Suite 220, Miami, FL 33156.

ITEM 9A (T).    CONTROLS AND PROCEDURES

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

       Management assessed the effectiveness of our internal control over financial reporting at September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2010, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Not applicable.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The Company’s executive officers, directors and key employees and their ages and positions as of September 30, 2010, are as follows:

James Smith                                                  Director, President
Myles O’Dwyer                                           Director, Chief Financial Officer
Bernard Rice	Director
Daniel Reardon,                                           Director

The following is a brief description of each officer and director.

James Smith, age 66 was elected as the Registrant’s President and Director on September 8, 2010.   From 2004 to the present, Mr. Smith has been the Chief Executive Officer of Unisone, Inc., which is a privately held internet software and operating company.

Myles O’Dwyer, age 58, was elected Chief Financial Officer and a Director of the Registrant on September 8, 2010.  From 2000 to the present, Mr. O’Dwyer, both independently and as a member of various management teams, he has provided management services to start-up and early stage development companies. As part of his duties, he has assisted companies in developing business plans and assisted them in managing their accounting departments.

Bernard Rice, age 56, was elected as an additional Director of the Registrant Director on September 13, 2010.   From 2004 to the present, Mr. Rice has been the Chief Financial Officer of Best Practice Networks, Inc., a company incorporated in Georgia, which he co-founded. That company is a leading innovator of easy-to-use on-line learning technology for K-12 students and adult career education students. Mr. Rice is also the Chief Financial Officer of Crescent Financial Partners, Inc., which is a private equity merchant banking firm, focused on early stage and middle market opportunities. CFP is a principal investor, providing project and growth funding, business development expertise, and strategic and financial guidance. CFP provides financial advisory services through Crescent Financial Advisors, Inc.

Daniel Reardon, age 49, was elected Chairman of the Board, Director and CEO of the Registrant on March 3, 2010.  Mr. Reardon owns and is the president of the Preservation Advisors Group, LLC a New York limited liability company, which advises owners of historic properties of the Federal Preservation tax incentive programs. He is also president of Cinema Incentive Partners, which takes a principal role in feature films finance and distribution.

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

ITEM 11.     Executive Compensation

The following table summarizes all compensation paid by the Company with respect to the year ended September 30, 2010, to the three highest paid executives.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Other Compensation	Total
James Smith	2010	0	0	0	0	0	4,000	4,000

 ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 30, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and based upon 109,195,172 shares issued and outstanding as of December 30, 2010.

Name and Address of	Amount of Beneficial	Percentage of
Beneficial Owner	Ownership	Beneficial Ownership

Globanc Corp. (1)	75,087,988	68.76%
J. Bernard Rice (1) (2)	1,250,000	1.14%

All Directors & Executive
Officers as a Group (1 person)	1,250,000	1.14%

(1) c/o Omni Ventures, Inc., 7500 College Blvd., 5th Floor, Overland Park, KS 66210
(2) Director of the Company.

The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The foregoing table is based upon 109,195,172 shares of common stock outstanding as of December 30, 2010, assuming no other changes in the beneficial ownership of our securities.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

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

ITEM 14.    Principal Accounting Fees and Services

As of September 30, 2010 and 2009, aggregate fees billed to us by our independent registered public accounting firm are as follows:

Description	2010	2009

Audit Fees	$15,325	$22,000

Audit Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All other fees	$-0-	$-0-

Total Fees	$15,325	$22,000

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this report:

1. Financial statements included in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Balance Sheets as of September 30, 2010 and 2009.

Statements of Operations for the 12 months ended September 30, 2010 and
September 30, 2009 and for the period from August 14, 2008 (inception) to September 30, 2010

Statement of Changes in Stockholders’ Deficit from August 14, 2008 (inception)
To September 30, 2010.

Statements of Cash Flows for the 12 months ended September 30, 2010 andSeptember 30, 2009 and for the period from August 14, 2008 (inception)to September 30, 2010 (Unaudited).

Notes to Consolidated Financial Statements

2. Financial statement schedules required to be filed by Item 8 of this Form:

None

3. Exhibits

Exhibit
Number	Description

3.1                      Certificate of Incorporation, as Amended of Registrant (1)

3.3	Bylaws of Registrant (1)

31.1                      Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32.1                      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

(1)	Incorporated by reference from Registrant’s previous filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                                OMNI VENTURES, INC.

By: /s/James Smith
James Smith, President

Dated: January 11, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/James Smith	Director President	January 11, 2011
James Smith

/s/Myles O’Dwyer	Director, CFO	January 11, 2011
Myles O’Dwyer

/s/Bernard Rice	Director	January 11, 2011
Bernard Rice

/s/Daniel Reardon	Director	January 11, 2011
Daniel Reardon,