Form 10-K/A
period 2010-09-30
OMNI VENTURES INC
filed 2011-01-12
CIK 1449224

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
the shares had any additional value. These notes are unsecured, due on May 18, 2010 and are in default. Unpaid interest has been accrued through September 30, 2010.The Company expects to be
able to negotiate settlement of these notes during fiscal 2011.	20,000	20,000

3). 6% unsecured loan payable to majority shareholder for
payments he made on behalf of the company from Jan. 1, 2010
through September 30, 2010.	52,062	----------

Total notes and loans payable	$172,062	$120,000

Short term	$172,062	$120,000

Long term	----------	----------

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