Form 10-Q
period 2010-12-31
OMNI VENTURES INC
filed 2011-02-22
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the Registrant’s common stock as of December 31, 2010: 109,195,172 shares of common stock.

OMNI VENTURES, INC.

FORM 10-Q

December 31, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2010
(Unaudited)

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

CONTENTS

Balance Sheets – As of December 31, 2010 (Unaudited) and September 30, 2010 (Audited)	Page 1
Statements of Operations – For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	Page 2
Statements of Cash Flows – For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	Pages 3
Notes to Financial Statements	Pages 4-6

Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$1,395	$27
Acounts receivable (less allowance for Doubtful accounts of $75)	844
Inventory	897,986	-
Total Current Assets	900,225	27

Fixed Assets
Furniture and equipment, less Accumulated depreciation of $1,840)	71,750
Total Fixed Assets	71,750

Other Assets
Deposits	10,000
Intangible Assets	3,157,915
Total Other Assets	3,167,915

Total Assets	$4,139,890	$27

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$70,519	$67,653
Notes and loans payable - Related Parties	257,039	152,062
Notes and loans payable	345,000	20,000
Total Current Liabilities	672,558	239,715

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
109,195,172 and 92,695,172 shares issued and outstanding	10,920	9,270
Additional paid-in capital	4,250,984	452,634
Deficit accumulated during the development stage	(794,572)	(701,592)
Total Stockholders' Equity (Deficit)	3,467,332	(239,688)

Total Liabilities & Stockholders' Deficit	$4,139,890	$27

Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			For the period from
	For the 3 Months Ended		August 14, 2008 (inception) to
	December 31,		December 31, 2010
	2010	2009

Revenue	$2,307	$-	$2,307

Cost of Goods Sold	1,099		1,099

Gross profit	1,208		1,208

General and administrative expenses	80,025	6,392	742,934

Interest expense	14,161	4,900	52,844

Net loss	$(92,978)	$(11,292)	$(794,570)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	100,945,172	102,684,520	94,088,995

Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
( Unadited)

			For the period from
	For the 3 Months Ended		Aug. 14, 2008 (inception)
	December 31,		to Dec. 31, 2010
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,978)	$(11,292)	$(794,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	-	340,903
Common stock issued for compensation - related party	-	-	200,000
Common stock issued for interest		400	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Provision for Bad Debts	75	-	75
Depreciation	1,840	-	1,840
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	(12,546)	10,805	55,108
Net Cash Used In Operating Activities	(103,609)	(87)	(187,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	104,977	-	118,277
Repayment of loan payable - related party	-	-	(13,300)
Proceeds from notes payable	-	-	72,062
Proceeds from sale of common stock	-	-	12,200
Net Cash Provided by Financing Activities	104,977	-	189,239

Net Increase in Cash	1,368	(87)	1,395

Cash - Beginning of Period/Year	27	186	-

Cash - End of Period/Year	$1,395	$99	$1,395

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$-	$-	$-
Interest	$-	$-	3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$-	$100,000
Common stock issued for future services	$-	$-	$240,903
Assets acquired for stock and notes	$4,125,000	$-	$4,125,000

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 1 Basis of Presentation

The consolidated financial statements include the accounts of Omni Ventures, Inc. and its wholly-owned subsidiary, PRVCY Couture, Inc.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended September 30, 2010.  The interim results for the period ended December 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

PRVCY Couture Inc. (a wholly-owned subsidiary) was incorporated in the State of Nevada on December 7, 2010 to receive the assets defined as the “Diamond Decision Assets” and to engage in the manufacture and sale of men’s and women’s clothing. The assets purchased are: inventory, equipment, customer lists, domain names, websites, copyrighted materials, patents and trade marks. The purchase price for the assets were 16,500,000 shares of Omni Ventures Inc. common stock and a $325,000 note to Agile due November 14, 2011, bearing interest at 9% that is secured by assets. See Note 7 for Agile’s put right for Omni shares. Management has determined the fair value of the Tangible Assets acquired as follows:

Inventory:	$899,000
Design and sample-making Equipment	27,000
Office and Other Equip.	47,000
Total	$973,000

Management has hired an expert appraisal firm to value the intangible assets.  However, at the writing of this report the expert firm has not completed its valuations. Management’s best estimate of the fair value of the intangible assets, which includes customer lists, domain names, websites, copyrighted materials, patents and trademarks amounts to $3,152,000.  When the appraisal is completed, the Company will either amend this Form 10-Q, or report the completed appraisal in the next Form 10-Q.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any substantial revenues since inception.

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

Actual results could differ from those estimates.  The most significant estimate included in the preparation of the financial statements are related to income taxes, accruals, valuation allowances, amortization and depreciation.

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2010 and September 30, 2010, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2010 and September 30, 2010, respectively, the Company had no cash equivalents.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

Inventories

Inventories are valued at the lower cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value.
Inventories consisted of the following:
Finished Goods	$719,380
Work in Process	14,166
Raw Material	164,440
Totals	$897,896

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method.

Leases

On November 15, 2010, the Company entered into a lease of approximately 9,000 square feet for a term of 5 years in Norco, California at a base rent of $6,468 per month.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $92,978 and net cash used in operations of $103,609 for the three months ended December 31, 2010; and a working capital of $227,667 and a deficit accumulated during the development stage of $794,572 at December 31, 2010. The Company is in the development stage and has not yet generated any substantial revenues.

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

Note 5 – Notes and Loans Payable – Related Parties and Other

	12/31/10	9/30/10
1.  12% note payable dated September 3, 2008, in the amount of $100,000, due September 3, 2009, collateralized by the
Company’s assets and 80,000,000 shares of stock issued to the Company’s founder.  The note bears interest at 12% and is due monthly. The company did not pay the  interest in January 2009 and the Lender began charging the default interest rate of 18%. The Lender granted extensions to August 14, 2009 to repay all unpaid accrued interest. The Company did not repay the note by  September 3, 2009 or the related accrued interest by
August 14, 2009 and is in default,. During December 2009, the current majority shareholder agreed to acquire the note payable from the original lender, and agreed to acquire the 80,000,000 shares of stock formerly issued to the
Company’s founder. The Company is currently in
negotiations with its major shareholders to restructure
this debt that is in default.

	$100,000	$100,000
2. On May 18, 2009, the Company issued two $10,000, one-year notes payable, to third parties.  The notes required payment of interest in the form of shares of common stock. 20,000 shares were issued on May 18, 2009 and an additional 20,000 shares were issued on November 18, 2009. The stock issued as interest was valued by the debt holders at $400 ($0.02/share) at both dates.  Fair value was based upon recent cash offerings to third parties at $0.02/share in October 2008. The Company believes  that the valuation of these shares based upon a quoted closing trade price is not the best available evidence among willing  buyers or sellers due to the stock being restricted and thinly traded at the date of issuance. Furthermore, the Company was inactive, so no valuation could be ascribed that would indicate the shares had any additional value. These notes are unsecured, due on May 18, 2010 and are in default. Unpaid interest has been accrued through September 30, 2010.The Company expects to be  able to negotiate settlement of these notes during fiscal 2011.

	20,000	20,000
3. 6% unsecured loan payable to majority shareholder for payments he made on behalf of the company from Jan. 1, 2010 through December 31, 2010.	157,039	52,062
4. 9% Note Payable to Agile, collateralized by assets, due November 14, 2011.	325,000	----
Total notes and loans payable	$602,039	$172,062

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 6 – Common Stock

On August 14, 2008, the Company issued 80,000,000 shares of common stock, having a fair value of $8,000 ($0.0001/share), to its founder for pre-incorporation services. Fair value of the services provided reflected a more readily determinable fair value of the shares issued.  At September 30, 2008, the Company expensed this stock issuance as a component of general and administrative expenses. These shares were acquired during December 2009 by the current majority shareholder.

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

On May 18, 2009, the Company issued 20,000 shares of common stock, having a fair value of $400 ($0.02/share) to two lenders for interest.

On November 18, 2009, the Company issued 20,000 shares of common stock, having a fair value of $400 ($0.02/share) to two lenders for interest.

On October 25, 2010 the Company issued 16,500,000 shares of common stock in connection with the acquisition of the “Diamond Decision Assets” described in Note 2, having a fair value of $3,800,000.

Note 7 – Commitments, Contingencies and Subsequent events

Related to the purchase of “Diamond Decision Assets”, the Seller, Agile shall have the right, at its sole option, to sell up to 10,000,000 of the Company’s shares, or any portion thereof back to the Company for a total consideration equal to all or a pro-rata portion of $2,800,000 if on or before the end of that fiscal quarter which ends June 30, 2011, (i) Omni has not achieved an annual quarterly sales of $10,000,000, (ii) Omni has not obtained total market capitalization of at least $50,000,000 and (iii) Omni has not achieved positive cash flow.

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2010 and February 2011.

The Company has engaged firms for outsourced sales, public relations, and distribution of denim products in Korea.

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
On November 11, 2010 Omni Ventures, Inc. entered into an Asset Purchase Agreement as well as a Security Agreement with Agile Opportunity Fund, LLC in respect to the assets acquired by Agile Opportunity Fund, LLC (“Agile”) based on the Asset Purchase Agreement of September 17, 2010 as affirmed and approved by the Federal Bankruptcy Court in the bankruptcy case of Diamond Decisions, Inc. No.: 2:10-bk-15109-RN in the US Bankruptcy Court, Central District of California, Los Angeles Division, as of November 05, 2010 and any other merchant card ISO business owned by CALL KC (the “Assets”). In  consideration  for the acquisition of these assets,  Omni issued a promissory note and tendered 16,500,000  shares of restricted common stock, of which 14,000,000) shares were delivered to Agile and 2,500,000 (two million five hundred thousand) shares were delivered to Howard Grobstein, CPA, who acted as the court-appointed Trustee in the above referenced bankruptcy case. The amount of the promissory note to Agile was set at $325.  We have placed a value of this acquisition in our financial statements of $4,125,000. However, we have retained an appraiser to further value the acquisition and upon receiving a report from that appraiser, we may amend that valuation. We expect to have the report sometime later this quarter.

On December 8, 2010 Omni incorporated a wholly owned subsidiary named PRVCY Couture, Inc., a Nevada corporation, for the purpose of operating casual couture apparel design, fabrication and distribution business. According to the agreements with Agile, Omni and its wholly owned subsidiary PRVCY Couture, Inc. acquired the 100% of Agile’s rights, titles and interests in following assets pertinent to PRVCY Premium and PrivacyWear apparel labels formerly operated by Diamond Decisions, Inc. free and clear of any liens or encumbrances of any kind:

a. Patents. All patents, including any registrations or applications for registration, and all goodwill associated therewith (collectively, the “Patents”). All income, royalties, damages and payments due or payable and causes of action for infringement or violation of all rights in and to the Patents after the Closing Date as they pertain to the rights hereby assigned;

b. Trademarks. All trademarks, trade names or service marks including any registrations or applications for registration, and all goodwill associated therewith (collectively, the “Marks”). All income, royalties, damages and payments due or payable and causes of action for infringement or violation of all rights in and to the Marks after the Closing Date as they pertain to the rights assigned according to the above referenced agreements;

c. Customer Information. All customer lists, databases, files and documents relating to customers engaged in the Assets;

d. Contracts. All current contracts, executed or otherwise relating to the customers of Diamond Decisions, Inc. engaged in the apparel and casual couture business underlying the Assets;

e. Accounts Receivable. All current Accounts Receivable related to the sale of or any other disposition of the Assets;

f. Software. Any and all computer programs and other software and Internet sites created or acquired by Agile for the purposes of the apparel and casual couture business underlying the Assets and any other merchant card ISO business owned by CALL KC including the right to reproduce, the right to distribute to the public by sale or rental and the right to prepare derivative works of the said programs for future reproduction or distribution;

g. Hardware. Any and all servers, auxiliary devices, racks, cables, connections, any other computer and peripheral equipment, desks and communication lines;

h. Permits and Licenses. All governmental franchises, licenses, approvals, authorizations and permits that are held or used primarily in connection with the Assets, if any; and

i. Any and all other items located inside the warehouse located at the former places of business of Diamond Decisions, Inc. at 2211 East Olympic Boulevard, Los Angeles, CA 90021 and 2068 Second Street, Norco, CA 92860 as well as fabric, which used to belong to Diamond Decisions, Inc. and located at warehouse of Denovas, Inc. at 1000 60th Str., Los Angeles, CA 90001.

Subsequent to closing of the acquisition of the assets with Agile, Omni and PRVCY Couture, Inc. proceeded to commence operations in the garment business under PRVCY Premium and PrivacyWear labels. We closed down the location at 2211 East Olympic Boulevard, Los Angeles, CA 90021, relocated the assets from there to the approximately 9,000 square feet office and warehousing facility at 2068 Second Street, Norco, CA 92860 where Omni entered into a five-year commercial lease and from which location we intend to continue the operations of our casual apparel business. We entered into long-term contracts with West Bank Clothing, Inc. as well as Berri Goldfarb, PR and restarted the sales and marketing of the apparel under PRVCY brands in multiple specialty stores across the United States. We hired a design team with the purposes of updating the existing product line and designing the new product lines for the fall of 2011 and spring of 2012. We are planning to restart the fabrication of apparel under our brands in Los Angeles, CA as well as overseas. We started our international expansion and entered into a long-term Distributor Agreement with Fashion Forward, LLC to distribute our product on the territory of Korea. We also updated our website at www.prvcypremium.com adding electronic commerce feature there and started sales of PRVCY Premium brand jeans at our online store.

Effective February 22, 2010,  James Smith was removed as a director and president of the Company and Myles O’Dwyer was removed as a director and Chief Financial Officer of the Company.  As a result of these removals,  Daniel Reardon was appointed the Company’s  president and Chief Financial Officer.
Three Months Ended December  31, 2010 Compared to Three Months Ended December 31, 2009

Revenues

Revenues for the three months ended December 31, 2010, were $2,307as compared to no earnings for the three months ended December 31, 2009. The reason for the commencement of  revenues is a result of the Company’s acquisition of the PRVCY Couture and the sales of clothing there from..

Gross Profit

Gross profit for the three months ended December 31, 2010 was $1,099 as compared to none for the three months ended December 31, 2009.

Operating Expenses

Operating Expenses incurred for the three months ended December 31, 2010 were $80,025 as compared to $6,392 for the three months ended December 31, 2009, an increase of $73,633. The increase is mainly due to the Company’s acquisition of the PRVCY Brand and expenses related to the marketing and launching of that brand for the quarter.

Income and Earnings Per Share

The Company’s net loss for the three months ended December 31, 2010 was ($92,978) compared to a net loss of ($11.292) for the three months ended December 31, 2009, an increase in the loss of $81,686. Net income (loss) per weighted average share was ($0.00) for the three months ended December 31, 2010, as compared to $0.00 for the three months ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, working capital was $227,667 as compared with a working capital deficit of ($177,791) at December 31, 2009.  .

Research and Development

In the three months ended December 31, 2010, the Company did not incur any expenses on research and development and nor did it incur any expenses for the period ending December 31, 2009

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Going Concern

As reflected in the accompanying financial statements, we have a net loss from inception of ($794,570).

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31,  2010.

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

None

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

Omni Ventures, Inc.

Date: February 22, 2011	By: /s/Daniel Reardon
Daniel Reardon, President