Form 10-K/A
period 2010-09-30
OMNI VENTURES INC
filed 2011-03-14
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE      SECURITIES EXCHANGE ACT OF 1934

Commission File Number	333-156263

OMNI VENTURES, INC.
(Exact name of registrant as specified in the Charter)

KANSAS	26-3404322
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)
7500 College Blvd., 5th Floor, Overland Park, KS	66210
(Address of Principal Executive Offices)	(Zip Code)

Registrants Telephone number, including area code:                                                                                                (913) 693-8073

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

The number of shares outstanding of the Registrant’s common stock as of September 30, 2010 was 92,695,000 shares of common stock.

PART I

PART II

Item 5.	Market for Registrant's Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	4

Item 6.	Selected Financial Data	4

Item 7.	Management Discussion and Analysis
	Of Financial Condition and Results of Operation	4

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	5

Item 8.	Financial Statements	F-1 - F-10

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	6

Item 9A (T)	Controls and Procedures	6

Item 9B.	Other Information	6

PART III

Item 10.	Directors, Executive Officers and
	Corporate Governance	7

Item 11.	Executive Compensation	7

Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related
	Stockholder Matters	7

Item 13.	Certain Relationships and Related Transactions
	And Director Independence	8

Item 14.	Principal Accountant Fees and Services	8

PART IV

Item 15.E	Exhibits and Financial Statement Schedules	9

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

In February 2010, we underwent a change in control of the company whereby Michael Guss acquired 80,000, 000 shares of our common stock. Thereafter, on December 31, 2010, Mr., Guss transferred 75,317,955 shares t o Globanc Corp., a Nevada corporation.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

CONTENTS	Page(s)
Balance Sheets – As of September 30, 2010 and September 30, 2009	F-3
Statements of Operations – For the 12 months ended September 30, 2010 and September 30, 2009 and for the period from August 14, 2008 (inception) to September 30, 2010	F-4
Statement of Changes in Stockholders’ deficit From August 14, 2008 (inception) to September 30, 2010	F-5
Statements of Cash Flows – For the 12 months ended September 30, 2010 and September 30, 2009 and for the period from August 14, 2008 (inception) to September 30, 2010	F-6
Notes to Financial Statements	F-7 – F-10

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
(A Development Stage Company)`
Notes to Financial Statements
September 30, 2010 and 2009

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

7. Long-Lived Assets

The Company accounts for long-lived assets under Financial Accounting Standard ASC 350 Intangibles - Goodwill and Other, and FASB ASC 360 Property ,Plant,and Equipment. Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and the eventual disposition.  Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

.

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

Omni Ventures, Inc.
(A Development Stage Company)`
Notes to Financial Statements
September 30, 2010 and 2009

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
(A Development Stage Company)`
Notes to Financial Statements
September 30, 2010 and 2009

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

Note D – Notes and Loans Payable – Related Parties and Other

	2010	2009

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
due on May 18, 2010 and are in default. Unpaid interest has been accrued through September 30, 2010.The Company expects to be able to negotiate settlement of these notes during fiscal 2011.

	20,000	20,000
3. 6% unsecured loan payable to majority shareholder for payments he made on behalf of the company from Jan. 1, 2010 through September 30, 2010.	52,062	------
Total notes and loans payable	$172,062	$120,000
Short term	$172,062	$120,000
Long term	------	------

Omni Ventures, Inc.
(A Development Stage Company)`
Notes to Financial Statements
September 30, 2010 and 2009

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

Significant deferred tax assets at September 30, 2010 and 2009 are approximately as follows:

Gross deferred tax assets	2010	2009
Net operating loss carryforwards	$(93,000)	$ (66,000)
Total deferred tax assets	(93,000)	(66,000)
Less: valuation allowance	93,000	66,000
Net deferred tax asset recorded	------	-------

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

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2010 and 2009, respectively (computed by applying the U.S. federal Corporate tax rate of 34% to income before taxes and 4% for State income taxes, a blended rate of 36.64%) approximately as follows:

	2010	2009
Expected tax expense (benefit) – Federal	$ (24,000)	$ (199,000)
Expected tax expense (benefit) – State	(3,000)	(25,000)
Stock issued for pre-incorporation services	------	------
Stock issued for non-deductible compensation	------	162,000
Change in valuation allowance	27,000	62,000
Actual tax expense (benefit)	------	------

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

Changes in Internal Control over Financial Reporting

Not applicable.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The Company’s executive officers, directors and key employees and their ages and positions as of September 30, 2010, are as follows:

James Smith	Director, President****
Myles O’Dwyer	Director, Chief Financial Officer****
Bernard Rice	Director
Daniel Reardon	Director

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

***As we previously reported, effective February 21, 2010,  James Smith was removed as a director and president of the Company and Myles O’Dwyer was removed as a director and Chief Financial Officer of the Company.  Neither resignation was the result of a disagreement with the Company,  As a result of these (removals) resignations, Daniel Reardon was appointed the Company’s  president and Chief Financial Officer.

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

Name and Address of	Amount of Beneficial	Percentage of
Beneficial Owner	Ownership	Beneficial Ownership

		68.76%
Globanc Corp. (1)	75,087,988
J. Bernard Rice (1) (2)	1,250,000	1.14%

All Directors & Executive
Officers as a Group (1 person)	1,250,000	1.14%

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

ITEM 14.    Principal Accounting Fees and Services

As of September 30, 2010 and 2009, aggregate fees billed to us by our independent registered public accounting firm are as follows:

Description	2010	2009

Audit Fees	$15,325	$22,000

Audit Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All other fees	$-0-	$-0-

Total Fees	$-0-	$-0-

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

Statements of Cash Flows for the 12 months ended September 30, 2010 and September 30, 2009 and for the period from August 14, 2008 (inception) to September 30, 2010 (Unaudited).

Notes to Consolidated Financial Statements

2. Financial statement schedules required to be filed by Item 8 of this Form:

     None

3. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as Amended of Registrant (1)
3.3	Bylaws of Registrant (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Financial Officer Officer Pursuant to Section 302 of the Sarbanes- Oxley Act
(1)	Incorporated by reference from Registrant’s previous filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                                OMNI VENTURES, INC.

By: /s/ Daniel Reardon
Daniel Reardon, President
Dated: March 14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Bernard Rice	Director	March 14, 2011
Bernard Rice

/s/Daniel Reardon	Director	March 14, 2011
Daniel Reardon,