Form 10-Q/A
period 2010-12-31
OMNI VENTURES INC
filed 2011-03-14
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q/A
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

The number of shares outstanding of the Registrant’s common stock as of December 31, 2010: 92,684,520 shares of common stock.

OMNI VENTURES, INC.

FORM 10-Q

December 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2010
(Unaudited)

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

CONTENTS	Page(s)
Balance Sheets – As of December 31, 2010 (Unaudited) and September 30, 2010 (Audited)	3
Statements of Operations – For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	4
Statements of Cash Flows – For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	5
Notes to Financial Statements	6-8

Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$1,395	$27
Acounts receivable (less allowance for Doubtful accounts of $75)	844
Inventory	897,986	-
Total Current Assets	900,225	27

Fixed Assets
Furniture and equipment, less Accumulated depreciation of $1,840)	71,750
Total Fixed Assets	71,750

Other Assets
Deposits	10,000
Intangible Assets	3,157,915
Total Other Assets	3,167,915

Total Assets	$4,139,890	$27

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$70,519	$67,653
Notes and loans payable - Related Parties	257,039	152,062
Notes and loans payable	345,000	20,000
Total Current Liabilities	672,558	239,715

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
109,195,172 and 92,695,172 shares issued and outstanding	10,920	9,270
Additional paid-in capital	4,250,984	452,634
Deficit accumulated during the development stage	(794,572)	(701,592)
Total Stockholders' Equity (Deficit)	3,467,332	(239,688)

Total Liabilities & Stockholders' Deficit	$4,139,890	$27

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
December 31, 2010
(Unaudited)

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

Management has hired an expert appraisal firm to value the intangible assets.  However, at the writing of this report the expert firm has not completed its valuations..  When the appraisal is completed, the Company will either amend this Form 10-Q, or report the completed appraisal in the next Form 10-Q.

Management’s best estimate of the fair value of the intangible assets, which includes:
Fair Value
Trademarks	$1,600,000
Patents	750,000
Copyrights	400,000
Domain Names and Websites	250,000
Customer Lists	152,000
$3,152,000

Trademarks have been classified as indefinite-lived assets and are not being amortized.

Patents and copyrights will be amortized effective January 1, 2011 over a ten year period using the straight line method.

Domain names, websites and customer lists will be amortized over a three year period effective January 1, 2011 using the straight line method.

There were no research and development assets acquired and written off in 2010 or 2009.

The Company has placed no significant residual value in total and by major intangible class.

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
December 31, 2010
(Unaudited)

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

Inventories

Inventories are valued at the lower cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value.  Inventories consisted of the following:

Finished Goods	$719,380
Work in Process	14,166
Raw Materials	164,440
Totals	$897,896

Inventory includes finished men's and women's denim jeans. The WIP includes the unfinished product while raw material includes denim, buttons, rivets and thread.

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

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

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

Omni Ventures, Inc.

March 14, 2011                                                                           By: /s/Daniel Reardon
                                Daniel Reardon, President