Form 10-K/A
period 2010-09-30
OMNI VENTURES INC
filed 2011-04-05
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

The number of shares outstanding of the Registrant’s common stock as of September 30, 2010 was 92,695,000 shares of common stock.

PART I

Item 1.	Business	1

Item 1A.	Risk Factors	1-3

Item 1B.	Unresolved Staff Comments	3

Item 2.	Properties	3

Item 3.	Legal Proceedings	3

Item 4.	[REMOVED AND RESERVED]	3

PART II

Item 5.	Market for Registrant's Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	4

Item 6.	Selected Financial Data	4

Item 7.	Management Discussion and Analysis
	Of Financial Condition and Results of Operation	4-5

Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	5

Item 8.	Financial Statements	5 (F1-F10)

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	6

Item 9A (T)	Controls and Procedures	6

Item 9B.	Other Information	6

PART III

Item 10.	Directors, Executive Officers and
	Corporate Governance	7

Item 11.	Executive Compensation	7

Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related	7
	Stockholder Matters

Item 13.	Certain Relationships and Related Transactions
	And Director Independence	8

Item 14.	Principal Accountant Fees and Services	8

PART IV

Item 15.E	Exhibits and Financial Statement Schedules	9

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

As a result of Berman’s resignation, effective March 3, 2010, Registrant attained the accounting firm of Larry Wolfe, CPA as our new independent registered public accounting firm.  Larry Wolfe, CPA is located at 7695 SW 104th St. Suite 220, Miami, FL 33156.ITEM 9A (T).    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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
Notes to Consolidated Financial Statements
2. Financial statement schedules required to be filed by Item 8 of this Form:
None
3. Exhibits
Exhibit Number	Description
3.1	Certificate of Incorporation, as Amended of Registrant (1)
3.3	Bylaws of Registrant (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.
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
Dated: April 5, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Bernard Rice	Director	April 5, 2011
Bernard Rice

/s/Daniel Reardon	Director	April 5, 2011
Daniel Reardon,