Form 10-Q/A
period 2010-12-31
OMNI VENTURES INC
filed 2011-04-05
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q/A
(Amendment No. 2)
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

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2010
(Unaudited)

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

CONTENTS	Page(s)
Balance Sheets – As of December 31, 2010 (Unaudited) and September 30, 2010 (Audited)	4
Statements of Operations – For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	5
Statements of Cash Flows – For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	6
Notes to Financial Statements	7-10

Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$1,395	$27
Acounts receivable (less allowance for Doubtful accounts of $75)	844
Inventory	897,986	-
Total Current Assets	900,225	27

Fixed Assets
Furniture and equipment, less Accumulated depreciation of $1,840)	71,750
Total Fixed Assets	71,750

Other Assets
Deposits	10,000
Intangible Assets	3,157,915
Total Other Assets	3,167,915

Total Assets	$4,139,890	$27

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$70,519	$67,653
Notes and loans payable - Related Parties	257,039	152,062
Notes and loans payable	345,000	20,000
Total Current Liabilities	672,558	239,715

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
109,195,172 and 92,695,172 shares issued and outstanding	10,920	9,270
Additional paid-in capital	4,250,984	452,634
Deficit accumulated during the development stage	(794,572)	(701,592)
Total Stockholders' Equity (Deficit)	3,467,332	(239,688)

Total Liabilities & Stockholders' Deficit	$4,139,890	$27

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

The Company has placed no significant residual value in total and by major intangible class.

The gross carrying amounts and accumulated amortization is as follows:

December 31, 2010 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable Intangible Assets:
Patents	$ 750,000	$ 0	$ 0	$ 0
Copyrights	400,000	0	0	0
Domain Names And Websites	250,000	0	0	0
Customer Lists 1	52,000	0	0	0
Unamortizable intangible Assets:
Trademarks	1,600,000	0	0	0
Total	$,3,152,000	$ 0	$ 0	$ 0

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Amortization expense related to identifiable intangible assets was $ 0 for the three months ended December 31, 2010 and 2009.

Estimated annual amortization expense for the years ended September 30, 2011 through September 30, 2015 is as follows:
2011                                $ 186,750
2012                                $ 248,995
2013                                $ 248,995
2014                                $ 148,510
2015                                $ 115,000

The company’s policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset is to capitalize the cost.

There were no intangible assets that have been renewed or extended during the periods ending December 31, 2010, and 2009.

The average period before the next renewal or extension is as follows:
Patents and copy rights – approximately 11 years
Domain Names  -  approximately 3 years
Websites  -  Semi-annual upgrade
Customer Lists – Not expected to be renewed or extended
There were no impairment losses of identifiable intangible assets during the periods ending December 31, 2010 and 2009.

The company’s estimate of future cash flows associated with the renewal or extension of intangible assets legal or contractual life are as follows:

Year                                Estimated Costs
2011                                $ 10,000
2012                                $  5,000
2013                                $  5,030
2014                                $  5,000
2015                                $  5,000
2016                                $  5,030
2017                                $  5,000
2018                                $  5,000
2019                                $  5,000
2020                                $  5,000
2021                                $ 10,000

The company believes there should be adequate sales to generate enough cash to cover these expenses.

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

Inventory includes finished men's and women's denim jeans. The WIP includes the unfinished product while raw material includes denim, buttons, rivets and thread.Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method.

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

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

31.2 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)  Reports of Form 8-K

None.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omni Ventures, Inc.

April 5, 2011                                                                           By: /s/Daniel Reardon
                                Daniel Reardon, President