Form 10-Q/A
period 2011-03-31
OMNI VENTURES INC
filed 2011-06-02
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

OMNI VENTURES, INC.

FORM 10-Q

December 31, 2010

PART 1 - FINANCIAL INFORMATION

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2010
(Unaudited)

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
CONTENTS
		Pages
Balance Sheets	As of December 31, 2010 (Unaudited) - and September 30, 2010 (Audited)	4
Statements of Operations	For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	5
Statements of Cash Flows	For the three months ended December 31, 2010 and 2009 and for the period from August 14, 2008 (inception) to December 31, 2010 (Unaudited)	6
Notes to Financial Statements		7-10

Item 1.      Financial Statements
Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$ 2,864	$ 27
Acounts receivable (less allowance for Doubtful accounts of $1,164	11,774
Inventory	693,184	-
Total Current Assets	707,822	27

Fixed Assets
Furniture and equipment, less Accumulated depreciation of $5,519)	68,071
Total Fixed Assets	68,071

Other Assets
Deposits	10,000
Intangible Assets, less accumulated amortization of $62,250	3,095,665
Total Other Assets	3,105,665

Total Assets	$ 3,881,558	$ 27

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$ 83,814	$ 67,653
Notes and loans payable - Related Parties	155,396	152,062
Notes and loans payable	345,000	20,000
Total Current Liabilities	584,210	239,715

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
109,195,172 and 92,695,172 shares issued and outstanding	10,920	9,270
Additional paid-in capital	4,250,984	452,634
Deficit accumulated during the development stage	(964,556)	(701,592)
Total Stockholders' Equity (Deficit)	3,297,348	(239,688)

Total Liabilities & Stockholders' Deficit	$ 3,881,558	$ 27

Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
( Unadited)

			For the period from
	For the 6 Months Ended		Aug. 14, 2008 (inception)
	March 31,		to Mar. 31, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (262,964)	$ (29,810)	$ (964,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	-	340,903
Common stock issued for compensation - related party	-	-	200,000
Common stock issued for interest		400	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Provision for Bad Debts	1,089	-	1,089
Depreciation and amortization	67,769	-	67,769
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	(16,161)	29,233	51,493
Net Cash Used In Operating Activities	(210,267)	(177)	(294,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	213,104	-	226,404
Repayment of loan payable - related party	-	-	(13,300)
Proceeds from notes payable	-	-	72,062
Proceeds from sale of common stock	-	-	12,200
Net Cash Provided by Financing Activities	213,104	-	297,366

Net Increase in Cash	2,837	(177)	2,864

Cash - Beginning of Period/Year	27	186	-

Cash - End of Period/Year	$ 2,864	$ 9	$ 2,864

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ 3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$ -	$ -	$ 100,000
Common stock issued for future services	$ -	-	$ 240,903
Assets acquired for stock and notes	$ 4,125,000	$ -	$ 4,125,000

Omni Ventures, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
( Unadited)

			For the period from
	For the 6 Months Ended		Aug. 14, 2008 (inception)
	March 31,		to Mar. 31, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (262,964)	$ (29,810)	$ (964,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	-	340,903
Common stock issued for compensation - related party	-	-	200,000
Common stock issued for interest		400	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Provision for Bad Debts	1,089	-	1,089
Depreciation and amortization	67,769	-	67,769
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	(16,161)	29,233	51,493
Net Cash Used In Operating Activities	(210,267)	(177)	(294,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	213,104	-	226,404
Repayment of loan payable - related party	-	-	(13,300)
Proceeds from notes payable	-	-	72,062
Proceeds from sale of common stock	-	-	12,200
Net Cash Provided by Financing Activities	213,104	-	297,366

Net Increase in Cash	2,837	(177)	2,864

Cash - Beginning of Period/Year	27	186	-

Cash - End of Period/Year	$ 2,864	$ 9	$ 2,864

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ 3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$ -	$ -	$ 100,000
Common stock issued for future services	$ -	-	$ 240,903
Assets acquired for stock and notes	$ 4,125,000	$ -	$ 4,125,000

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

Because of the failure of the sellers to resolve multiple issues related to bankruptcy proceedings as well as to achieve certain settlements with the four lien-holders on the property, we have ceased pursuing the land acquisitions which we discussed in our previous filings.  At this time, we do not  have any real estate  ventures under development.

Through our wholly owned subsidiary, PRVCY Couture, Inc. we have proceeded to sell our inventory of products directly to specialty stores (boutiques) and local chain stores, predominantly in the Western United States. We have continued our work with wholesale buyers, outsourced sales agents working with various retail outlets as well as launched our own online store at http://www.prvcypremium.com, which offers our inventory products for sale at retail prices to customers all over United States, Europe, Latin America and New Zealand.

During this quarter, we terminated our contract with Berri Goldfarb PR,  and effective March 31, 2011,we entered into a license agreement with an established apparel enterprise, Andari Fashion, Inc., which positions Andari as our exclusive licensee for sweaters and knit tops under  PRVCY brands. The agreement grants Andari a limited worldwide  license on connection with the design, manufacture, and distribution of PRVCY brand products.  The agreement runs through April 20, 2014. In return for the granting of the license, Andari has agreed to pay the Company a royalty fee equal to 3.5% of its net sales

Three Months Ended March December  31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Revenues for the three months ended March 31, 2011, were $257,843  as compared to no earnings for the three  months ended March 31, 2010. We now have revenues as a result of the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $48,379 as compared to none for the three months ended March 31, 2010.  Again, the reason for the profits was the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2011 were $205,728 as compared to $14,056 for the three months ended March 31, 2010, an increase of $191,672. The increase was mainly due to the Company’s acquisition of the PRVCY Brand, expenses related to the marketing and launching of that brand and amortization expense (intangibles) which commenced on January 1, 2011 of approximately $68,000 for these three  months.

Income and Earnings Per Share

The Company’s net loss for the three months ended March 31, 2011 was ($169,985) compared to a net loss of ($18,571) for the three months ended March 31, 2010, an increase in the loss of ($151,468). Net income (loss) per weighted average share was ($0.00) for the three months ended March 31, 2011, as compared to $0.00 for the three months ended March 31, 2010.

Six Months Ended March December  31, 2011 Compared to Six Months Ended March 31, 2010

Revenues

Revenues for the six months ended March 31, 2011, were $260,075  as compared to no earnings for the six   months ended March 31, 2010. We now have revenues as a result of the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Gross Profit

Gross profit for the six months ended March 31, 2011 was $49,512 as compared to none for the six months ended March 31, 2010.  Again, the reason for the profits was the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Operating Expenses

Operating Expenses incurred for the six months ended March 31, 2011 were $285,679  as compared to $20,449  for the six  months ended March 31, 2010, an increase of $265,230.  The increase was mainly due to the Company’s acquisition of the PRVCY Brand, expenses related to the marketing and launching of that brand and amortization expense (intangibles) which commenced on January 1, 2011 of approximately $68,000 for these six months.

Income and Earnings Per Share

    The Company’s net loss for the six months ended March 31, 2011 was ($262,964) compared to a net loss of ($29,810) for the three months ended March 31, 2010, an increase in the loss of ($233,154). Net income (loss) per weighted average share was ($0.00) for the three months ended March 31, 2011, as compared to $0.00 for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, our working capital was $118,612, as compared with a working capital deficit of ($196,309) at March 31, 2010.

Research and Development

In the three months ended March 31, 2011, the Company did not incur any expenses on research and development and nor did it incur any expenses for the period ending March 31, 201o.                                                                                                                          Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Going Concern

As reflected in the accompanying financial statements, we have a net loss from inception of ($964,556).

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31,  2011.

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

Omni Ventures, Inc.

May 23, 2011                                                                           By: /s/Daniel Reardon
                                    Daniel Reardon, President

Exhibit 31.1

CERTIFICATIONS

I, Daniel Reardon, certify that:

1.           I have reviewed this quarterly Report on 10-Q -Q for the quarter ended March 31, 2011 of Omni Ventures, Inc.

2           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)      Designed such disclosure controls and procedures, or caused suchdisclosure controls and procedures to be designed under our supervision, to ensurethat material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Designed such internal control over financial reporting, or caused suchinternal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 23, 2011	/s/ Daniel Reardon
Daniel Reardon, President

Exhibit 31.2
CERTIFICATIONS

I, Daniel Reardon, certify that:

1.           I have reviewed this quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of Omni Ventures, Inc. Inc.

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant=s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)      Evaluated the effectiveness of the registrant=s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      Disclosed in this report any change in the registrant=s internal control over financial reporting that occurred during the registrant=s most recent fiscal quarter (the registrant=s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant=s internal control over financial reporting; and

5.           The registrant=s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant=s auditors and the audit committee of the registrant=s board of directors (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant=s ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant=s internal control over financial reporting.

Date: May 23, 2011	/s/Daniel Reardon
Daniel Reardon
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Onmi Ventures, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2011 (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 23, 2011	/s/Daniel Reardon
Daniel Reardon, President
                                                                          Chief Financial Officer