Form 10-Q
period 2011-06-30
OMNI VENTURES INC
filed 2011-08-19
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant’s common stock as of August 16, 2011: 109,195,172 shares of common stock.

OMNI VENTURES, INC.

FORM 10-Q

June 30, 2011

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION
Item 1.	Financial Statements	Pages 1-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 9-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 11
Item 4T.	Controls and Procedures	Page 11
PART 2- OTHER INFORMATION
Item 1.	Legal Proceedings	Page 12
Item 1A.	Risk Factors	Page 12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 12
Item 3.	Defaults Upon Senior Securities	Page 12
Item 4.	Submission of Matters to a Vote of Security Holders	Page 12
Item 5.	Other Information	Page 12
Item 6.	Exhibits	Page 12

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Omni Ventures, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2011
(Unaudited)

Omni Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

CONTENTS

Balance Sheets	As of June 30, 2011 (Unaudited) and September 30, 2010 (Audited)	Page 1
Statements of Operations	For the nine months ended June 30, 2011 and 2010, the three months ended June 30, 2011 and 2010 and for the period from August 14, 2008 (inception) to June 30, 2011 (Unaudited)	Page 2
Statements of Cash Flows	For the 9 months ended June 30, 2011 and 2010 and for the period from August 14, 2008 (inception) to June 30, 2011 (Unaudited)	Page 3
Notes to Financial Statements		Pages 4-8

Omni Ventures, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$ 9,556	$ 27
Acounts receivable (less allowance for Doubtful accounts of $764)	6,880
Inventory	677,558	-
Total Current Assets	693,994	27

Fixed Assets
Furniture and equipment, (less Accumulated depreciation of $9,199)	64,391
Total Fixed Assets	64,391

Other Assets
Deposits	8,611
Intangible Assets, less accumulated amortization of $124,500	3,033,415
Total Other Assets	3,042,026

Total Assets	$ 3,800,411	$ 27

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$ 108,676	$ 67,653
Notes and loans payable - Related Parties	183,097	152,062
Notes and loans payable	345,000	20,000
Total Current Liabilities	636,773	239,715

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;
109,195,172 and 92,695,172 shares issued and outstanding	10,920	9,270
Additional paid-in capital	4,250,984	452,634
Deficit accumulated during the development stage	(1,098,266)	(701,592)
Total Stockholders' Equity (Deficit)	3,163,638	(239,688)

Total Liabilities & Stockholders' Deficit	$ 3,800,411	$ 27

Omni Ventures, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the period from
	For 3 months	For 3 months	For the 9 Months Ended		August 14, 2008 (inception) to
	June 30,		March 31,		June 30, 2011
	2011	2010	2011	2010

Revenue	$ 22,085	$ -	$ 282,160	$ -	$ 282,160

COGS	16,345	$ -	226,908		226,908

Gross profit	5,740	$ -	55,252		61,994

General and administrative expenses	126,398	5,557	412,077	26,005	1,074,987

Interest expense	13,052	4,488	39,849	13,849	78,532

Net loss	$ (133,710)	$ (10,045)	$ (396,674)	$ (39,854)	$ (1,091,525)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding
during the year/period - basic and diluted	105,024,842	92,695,172	106,414,952	96,501,106	93,848,726

Omni Ventures, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
( Unadited)

			For the period from
	For the 9 Months Ended		Aug. 14, 2008 (inception)
	June 30,		to June 30, 2011
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(396,674)	$(39,854)	$(1,091,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid consulting services	-	-	340,903
Common stock issued for compensation - related party	-	-	200,000
Common stock issued for interest		400	800
Common stock issued for pre-incorporation services - founder	-	-	8,000
Provision for Bad Debts	764	-	764
Depreciation and amortization	133,699	-	133,699
Change in operating assets and liabilities
Increase (decrease) in:
Accounts payable and accrued expenses	24,889	39,376	85,801
Net Cash Used In Operating Activities	(237,322)	(77)	(321,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	246,851	-	260,151
Repayment of loan payable - related party	-	-	(13,300)
Proceeds from notes payable	-	-	72,062
Proceeds from sale of common stock	-	-	12,200
Net Cash Provided by Financing Activities	246,851	-	331,113

Net Increase in Cash	9,529	(77)	9,556

Cash - Beginning of Period/Year	27	186	-

Cash - End of Period/Year	$9,556	$109	$9,556

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$-	$-	$-
Interest	$-	$-	3,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for future services	$-	$-	$100,000
Common stock issued for future services	$-	$-	$240,903
Assets acquired for stock and notes	$4,125,000	$-	$4,125,000

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended September 30, 2010.  The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Omni Ventures, Inc. (the “Company”), was incorporated in the State of Kansas on August 14, 2008.

The Company intended to develop properties on Indian reservations. However, during February 2010 there was a change in control as well as the business plans of the Company. See Note 8  for material subsequent events.

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
Inventory:	$899,000
Design and sample-making
Equipment	$27,000
Office and Other Equp.	$47,000
Total	$973,000

Management has hired an  appraisal firm to value the intangible assets.  However, at the writing of this report the  firm has not completed its valuations..  When the appraisal is completed, the Company will either amend this Form 10-Q, or report the completed appraisal in the next filing.

Management’s best estimate of the fair value of the intangible assets, is as follows:

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

There were no research and development assets acquired and written off in 2011 or 2010.

The Company has placed no significant residual value in total and by major intangible class.

The gross carrying amounts and accumulated amortization is as follows:

June 30, 2011 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
AmortizableIntangible Assets:
Patents	$ 750,000	$ 37,500	$ 0	$ 0
Copyrights	400,000	20,000	0	0
Domain Names And Websites	250,000	41,668	0	0
Customer Lists 1	152,000	25,332	0	0
Unamortizable intangible Assets:
Trademarks	1,600,000	0	0	0
Total	$ 3,152,000	$ 124,500	$ 0	$ 0

Amortization expense related to identifiable intangible assets was $ 124,500 and $ 0 for the nine months ended June 30, 2011 and 2010.

Estimated annual amortization expense for the years ended September 30, 2011 through September 30, 2015 is as follows:

2011                                $ 186,750
2012                                $ 248,995
2013                                $ 248,995
2014                                $ 148,510
2015                                $ 115,000

The company’s policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset is to capitalize the cost.

There were no intangible assets that have been renewed or extended during the periods ending June 30, 2011, and 2010.

The average period before the next renewal or extension is as follows:

Patents and copy rights – approximately 11 years
Domain Names  -  approximately 3 years
Websites  -  Semi-annual upgrade
Customer Lists – Not expected to be renewed or extended
There were no impairment losses of identifiable intangible assets during the periods ending June 30, 2011 and 2010.

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

Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At June 30, 2011 and September 30, 2010, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2011 and September 30, 2010, respectively, the Company had no cash equivalents.

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
Inventories consisted of the following:

Finished Goods	$513,118
Work in Process
Raw Material	$164,440
Totals	$677,558

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method.

Leases

On November 15, 2010, the Company entered into a lease of approximately 9,000 square feet for a term of 5 years in Norco, California at a base rent of $6,468 per month.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $396,674 and net cash used in operations of $237,322 for the 9 months ended June 30, 2011; and a working capital of $57,221 and a deficit accumulated during the development stage of $1,098,266 at June 30, 2011. The Company is in the development stage and has not yet generated any substantial revenues.

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

Note 5 – Notes and Loans Payable – Related Parties and Other

6/30/11
1.  12% note payable dated September 3, 2008, in the amount of $100,000, due September 3, 2009, collateralized by the Company’s assets and 80,000,000 shares of stock issued to the Company’s founder.  The note bears interest at
12% and is due monthly. The company did not pay the interest in January 2009 and the Lender began charging the default interest rate of 18%. The Lender granted extensions to August 14, 2009 to repay all unpaid accrued interest. The Company did not repay the note by September 3, 2009 or the related accrued interest by August 14, 2009 and is in default,. During December 2009,the current majority shareholder agreed to acquire the note payable from the original lender, and agreed to acquire the 80,000,000 shares of stock formerly issued to the Company’s founder. The Company is currently in negotiations with its major shareholders to restructure this debt that is in default.

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

20,000
3. 6% unsecured loan payable to majority shareholder for payments he made on behalf of the company from Jan. 1, 2010 through June 30, 2011.
83,097
4. 9% Note Payable to Agile, collateralized by assets, due November 14, 2011.	$325,000
Total notes and loans payable	$528,097

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

Note 7 – Commitments and Contingencies

Related to the purchase of “Diamond Decision Assets”, the Seller, Agile shall have the right, at its sole option, to sell up to 10,000,000 of the Company’s shares, or any portion thereof back to the Company for a total consideration equal to all or a pro-rata portion of $2,800,000 if on or before the end of that fiscal quarter which ends June 30, 2011, (i) Omni has not achieved an annual quarterly sales of $10,000,000, (ii) Omni has not obtained total market capitalization of at least $50,000,000 and (iii) Omni has not achieved positive cash flow.  The Copany has achieved a market capitalization of $50,000,000 and there has been no request by Agile to sell the Company’s shares.

Note 8 – Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2011 and August 16, 2011.

The Company and its wholly-owned subsidiary have been continuously funded   by a significant shareholder and these amounts treated as loans.  Effective July 1, 2011, funds advanced will be converted into Common Stock of the Company at the end of each calendar quarter.   On   the last trading day of each calendar quarter, the advances for that quarter will be totaled and the total amount converted into Common Stock.  The conversion ratio for the advances into Common Stock will be based upon the average of the daily closing trading price of the Company’s Common stock during that calendar quarter,   discounted at the rate of 25%.

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

Corporate Overview and History

Omni Ventures, Inc. (the “Company”), was incorporated in the State of Kansas on August 14, 2008.

The Company intended to develop properties on Indian reservations. However, during February 2010 there was a change in control as well as the business plans of the Company. Because of the failure of the sellers to resolve multiple issues related to bankruptcy proceedings as well as to achieve certain settlements with the four lien-holders on the property, the Company ceased pursuing the land acquisitions which were discussed in r previous filings.  At this time, the Company does not  have any real estate  ventures under development.

On November 15, 2010, the Company entered into a Purchase Agreement, Security Agreement and Promissory Note with Agile Opportunity Fund LLC to purchase certain assets defined as the “Diamond Decision Assets” which Agile had previously purchased from the Trustee in the Diamond Decisions Inc. Chapter 11 Bankruptcy Case.

PRVCY Couture Inc. (a wholly-owned subsidiary) was incorporated in the State of Nevada on December 7, 2010 to receive the assets defined as the “Diamond Decision Assets” and to engage in the manufacture and sale of men’s and women’s clothing. The assets purchased were: inventory, equipment, customer lists, domain names, websites, copyrighted materials, patents and trade marks. The purchase price for the assets were 16,500,000 shares of Omni Ventures Inc. common stock and a $325,000 note to Agile due November 14, 2011, bearing interest at 9% that is secured by assets.

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

Financial Condition, Liquidity and Capital Resources

Assets

At June 30, 2011, our total assets were $3,800,411 compared to our assets of $27 at September 30, 2010. The increase of $3,800,384 results mainly from the acquisition of the assets of Diamond Decisions.

Our total current assets totaled $693,994 at June 30, 2011, mainly inventory of apparel products.  Intangible assets, less amortization  amounted to $3,033,415.

Liabilities and Working Capital

The notes payable to related parties total $183,097 at June 30, 2011..  Other notes payable total $345,000, of which $325,000 is due on November 14, 2011.

Cash Requirements and Additional Funding

As of June 30, 2011 we had $9,556 in cash.  We estimate that we will require $2,000,000 to carry out our planned operations over the next 12 months.  We expect that some of those expenses will be paid by the money we receive from our net sales.  However, the current weakness of the U.S. and world economies could have harmful effects on our business.  This year, we expect consumers to spend less money on clothing than they have spent in recent years. Competition for these limited expenditures will likely become more intense. If consumers spend less and do not choose to spend their limited funds on our clothes, we will earn less revenue and we will not be able to fund our future operations through revenues from sales.

If we are unable to pay for our operations with our revenues, we will need to raise money by the sale of additional equity or debt securities or by borrowing money. The majority shareholder has continued to lend money to the Company, as needed.

We intend to actively seek to raise additional financing; however, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. The issuance of additional equity securities by us could result in a  dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Nine Months Ended June  30, 2011 Compared to Nine Months Ended June 30, 2010

Revenues

Revenues for the nine months ended June 30, 2011, were $282,160  as compared to no earnings for the nine months ended June 30, 2010. We now have revenues as a result of the Company’s acquisition of the PRVCY Couture brand and the sales of apparel.

Gross Profit

Gross profit for the nine months ended June 30, 2011 was $55,252 as compared to none for the nine months ended June 30, 2010.  Gross profit relates to the sale of  PRVCY Couture apparel.

Operating Expenses

The company is in the development stage and expenses relate mainly to professional fees related to the acquisition of the “Diamond Decision” assets and the design and development of PRVCY Couture apparel for future sale. Operating Expenses incurred for the nine months ended June 30, 2011 were $412,077 which included $133,699 of non-cash depreciation and amortization compared to $26,005   for the nine months ended June 30, 2010.  Major expenses include professional fees ($138,840), and general and administrative ($95,548) which are mainly rent and personnel costs. The increase was mainly due to the Company’s acquisition of the PRVCY Brand, expenses related to the marketing and launching of that brand and amortization expense of intangible assets.

Income and Earnings Per Share

The Company’s net loss for the nine months ended June 30, 2011 was ($396,694) compared to a net loss of ($39,854) for the nine months ended June 30, 2010. Net income (loss) per weighted average share was $0.00 for the nine months ended June 30, 2011, as compared to $0.00 for the nine months ended June 30, 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011, were $22,085   as compared to no earnings for the three  months ended June 30, 2010. We continued to sell existing inventory in anticipation of a re-launch of the PRVCY Couture Brand of apparel.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $5,740 as compared to none for the three months ended March 31, 2010.

Operating Expenses

Operating Expenses incurred for the three months ended June 30, 2011 were $126,398 which included $65,930 of non-cash depreciation and amortization compared to $5,557 for the three months ended June 30, 2010. The increase was mainly due to expenses related to the design and development and the marketing towards re-launching the PRVCY Couture.

Income and Earnings Per Share

The Company’s net loss for the three months ended June 30, 2011 was ($133,710) compared to a net loss of ($10,045) for the three months ended June 30, 2010.. Net income (loss) per weighted average share was ($0.00) for the three months ended June 30, 2011, as compared to $0.00 for the three months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, our working capital was $57,221, as compared with a working capital deficit of ($239,688) at June 30, 2010.

Research and Development

In the three months ended June 30, 2011, the Company did not incur any expenses on research and development and nor did it incur any expenses for the period ending March 31, 201o.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Going Concern

As reflected in the accompanying financial statements, we have a net loss from inception of ($1,098,266).

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omni Ventures, Inc.

August 19, 2011	By:/s/ Charles A. Lesser
Charles A. Lesser, President

Exhibit 31.1

CERTIFICATIONS

I, Charles A. Lesser, certify that:

1.           I have reviewed this quarterly Report on 10-Q -Q for the quarter ended June 30, 2011 of Omni Ventures, Inc.

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

4.           The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)      Designed such disclosure controls and procedures, or caused suchdisclosure controls and procedures to be designed under our supervision, to ensurethat material information relating to the registrant, including its consolidatedsubsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

August 19, 2011	By:/s/ Charles A. Lesser
Charles A. Lesser, President

Exhibit 31.2

CERTIFICATIONS

I, Charles A. Lesser, certify that:

1.           I have reviewed this quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of Omni Ventures, Inc. Inc.

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

August 19, 2011	By:/s/ Charles A. Lesser
Charles A. Lesser, President
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Onmi Ventures, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2011 (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 19, 2011	By:/s/ Charles A. Lesser
Charles A. Lesser, President
Chief Financial Officer