Form 10-Q/A
period 2011-06-30
OMNI VENTURES INC
filed 2011-09-14
CIK 1449224

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

EXPLANATORY NOTE

Omni Ventures, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the “Form 10-Q”), for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.

(a)  Exhibits

 Exhibit No.                      Description
31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 *
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document
101.SCH XBRL Schema Document
101.CAL XBRL Calculation Linkbase Document
101.DEF XBRL Definition Linkbase Document
101.LAB XBRL Labels Linkbase Document
101.PRE XBRL Presentation Linkbase

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omni Ventures, Inc.

Date: September 14, 2011	By:	/s/ Charles A. Lesser
Name: Charles A. Lesser
Title: President