Form 10-K
period 2011-09-30
OMNI VENTURES INC
filed 2012-01-12
CIK 1449224

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011                        Commission file number 333-156263

OMNI VENTURES, INC.
(Exact name of registrant as specified in its Charter)

Kansas	26-3404322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

637 S. Clarence St., Los Angeles, CA 90023
(Address of principal executive offices)
Registrant’s telephone number: (323) 981-0205

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 4, 2012.

Common Shares Outstanding 111,398,663

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Omni Ventures, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1.  Business

General Overview

We were incorporated in August 2008 in the State of Kansas. Originally, we planned to provide equity funding for commercial and recreational projects in the Midwest and western areas of the United States, with specialization in two different categories. Our primary goal was to provide housing and recreational activities that complement the Native American gaming activities in the area. However, in February 2010, there was a change in control of the Company and as a result, we altered our business plans.

In February 2010, we underwent a change in control of the Company whereby Michael Guss (“Guss”) acquired 80,000,000 shares of our common stock. Thereafter, on December 31, 2010, Guss transferred 75,317,955 shares to Globanc Corporation (“Globanc”), a Kansas corporation, which is controlled by Guss.  See Part III. Item 10. and Item 12.

On November 15, 2010, the Company entered into a Purchase Agreement, Security Agreement and Promissory Note with Agile Opportunity Fund LLC to purchase certain assets defined as the “Diamond Decision Assets” which Agile had previously purchased from the Trustee in the Diamond Decisions Inc. Chapter 11 Bankruptcy Case.   The assets purchased were: inventory, trademarks,copyrights, domain names, customer lists, fixtures, furnishings and equipment of Diamond Decisions Inc. The purchase price for the assets was 14,000,000 shares of the Company’s common stock to be issued to Agile, 2,500,000 shares of the Company’s stock issued to the Trustee and a $325,000 note to Agile due November 14, 2011, bears interest at 9% and is secured by assets.  Agile shall have the right, at its sole option, to sell up to 10,000,000 of the Company’s shares, or any portion thereof back to the Company for a total consideration equal to all or a pro-rata portion of $2,800,000 if on or before the end of that fiscal quarter which ends June 30, 2011, (i) Omni has not achieved an annual quarterly sales of $10,000,000, (ii) Omni has not obtained total market capitalization of at least $50,000,000 and (iii) Omni has not achieved positive cash flow.

Through our wholly-owned subsidiary, PRVCY Couture, Inc. we have proceeded to sell our inventory of products directly to specialty stores (boutiques) and local chain stores, predominantly in the western United States. We have continued our work with wholesale buyers, outsourced sales agents working with various retail outlets as well as launched our own online store at http://www.prvcycouture.com, which offers our inventory products for sale at retail prices to customers all over United States, Europe, Latin America and New Zealand.

The Company reports its business under the following SIC Code:

    SIC Code        Description

       2325                      Men’s and Boys’ Separate Trousers and Slacks
       2339                      Women’s, Misses’, and Juniors’ Outerwear, Not Elsewhere Classified
       2341                      Women’s, Misses’ Children’s, and Infants’ Underwear and Nightwear

Our corporate headquarters are located at 637 S. Clarence St., Los Angeles, CA 90023. The Company’s primary web site is www.prvcy.com.  The web sites of the Company, as stated herein, are not incorporated in this Form 10-K.

Plan of Operation

We have begun operations in apparel design, manufacturing and distribution via our wholly owned subsidiary PRVCY Couture, Inc., and we will require outside capital to continue operations. We believe we will be able to competitively market ourselves using the traditional as well as online and viral marketing tools. All functions will be coordinated and managed by our Board of Directors, including marketing, finance, and operations.

We also entered into negotiations with several proprietors of premium brand consumer goods in the USA and in Europe with the purpose of integrating their brands into distribution programs developed by our management. We have put a significant effort into developing our e-commerce platform and will continue to market it as one of the main distribution vehicles for our products. We have begun the manufacturing, sales and marketing of our products in premium denim and other apparel using traditional retail and wholesale channels, including but not limited to small and medium-size retail boutiques and national department store chains as well as online through our websites. We have started developing the network of international distributors of our products as well as started licensing the non-denim product to third parties, manufacturers of non-denim apparel.

We have budgeted $350,000 over the next year for general expenses. This budget covers marketing and advertising expenses ($160,000), legal and consulting fees ($140,000), infrastructure fees ($20,000) and due diligence fees ($30,000).

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

In expanding and continuing to develop the Company’s plan of operations, we have been actively seeking to expand into non-apparel consumer products such as jewelry and accessories as well as beverages.

The Company will continue to develop its subsidiaries in the field of design, manufacture, branding and distribution of consumer goods, in particular with the purpose of design, marketing and distribution of its PRVCY Premium and Privacywear brands, including offering the products under these brands via a network of international distributors, as well as via the Company’s websites at http://www.prvcy.net, http://www.prvcycouture.com  and http://www.privacywear.com. We are also looking to develop private-label apparel manufacturing as well as manufacturing and distribution under licenses from other apparel brands.

Competition

The competition in this marketplace is strong.  Most companies, which compete with us, are more seasoned and better financed.  Most also have substantially greater capital resources and marketing experience than we do.

Customers

Our customer list includes several department store chains, specialty stores, online stores, and boutiques in the United States. We have been selling our products online directly to consumers both domestically and in various countries overseas.  Our major merchants are projected to be Dillard’s, Macy’s, Belk and Nordstrom.  The Company targets women and men between the ages of 20 and 50 years with a combined household income of more than $40,000.

Our Products and Services

Our Products

Currently our products include men’s and women's jeans, t-shirts, sweaters and knits which we manufacture and distribute.

Future Products and Services

Our future products may include accessories, fragrance, and other licensed products. We are also planning to offer third party private label manufacturing services.

Strategy

Our strategy is to continue the development of the brand in key department stores, such as Nordstrom, and better boutiques.  We are also continuing to secure exclusive international distributors in countries such as Canada, Japan, Germany, and the United Kingdom.

Our other primary goal is to escalate eCommerce sales, both through our web site and other online strategic partners.

The Company’s goal in the next fiscal year is to make an overwhelming impact on the fashion industry and create a larger consumer demand for the product.  The long-term goals include building relationships and strategic partnerships with key doors.

Suppliers

We are not dependent on any significant product or service from third parties.  We have strategic alliances with certain third parties.

Intellectual Property

Registered Trademarks

Certain trademarks that were in the acquisition, the Diamond Decision Assets, where abandoned.  The Company has filed an application with the United States Patent and Trademark Office to revive certain trademarks; “PRVCY” and “Privacywear.”

Copyrights

Although the Company does not hold registered copyrights, the Company does claim copyright protection on all text and graphics used in conjunction with their published digital media (web site and DVD) and published printed promotional materials as stated generally in Title 17 of the United States Code, Circular 92, Chapter 1, Section 102.

We plan to apply for additional patents, copyrights and trademarks as applicable necessary or desirable in the evolution of our business.

Employees

We currently have two full time employees.

Property

We lease approximately 2,500 square feet of office space in Los Angeles, California pursuant to a lease that will expire on November 30, 2012. This facility serves as our corporate headquarters.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have sustained recurring losses since inception and expect to incur additional losses in the foreseeable future.

We were formed on August 14, 2008 and have reported annual net losses since inception.  For our year ended September 30, 2011 and 2010, we experienced net losses of $2,472,616 and $73,189, respectively.  As of September 30, 2011, we had an accumulated deficit of $3,174,208.  In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability.  Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital.  There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of September 30, 2011, our available cash balance was $20. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to sell our products to retail establishments and/or license our products to third parties.  There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

 We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

We began operations in November 2010 for our subsidiary, PRVCY. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $310,650 and $0 for the years ended September 30, 2011 and 2010, respectively.  As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services.  There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Our profitability depends, in part, on our success and brand recognition and we could lose our competitive advantage if we are not able to protect our trademarks against infringement, and any related litigation could be time-consuming and costly.

We believe our brand has gained substantial recognition by consumers and merchants in the United States. We have applied to revive the “PRVCY” and “Privacywear” trademarks with the United States Patent and Trademark Office. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

The success of our business depends on the continuing contributions of certain key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of Christian Wicks and Derek Finney, the President of the Apparel Division of PRVCY and the chief executive officer of PRVCY, respectively, as well as several other key personnel. Loss of the services of any such individuals would adversely impact our operations.  We do not currently maintain any “key man” life insurance with respect to any of such individuals.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified employees with experience in our industry periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available professionals with expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel.

There can be no assurance that we will be able to attract and retain sufficient numbers of industry experienced employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers.  If these economic conditions are prolonged or deteriorate further, the market for our products will decrease accordingly.

Risks Relating to Our Organization and Our Common Stock

As publicly registered company, we are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than a private company.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we are listed on the OTCQB, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us being public and listed on the OTCQB.  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	Our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been limited liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTCQB or is suspended from the OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTCQB, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Globanc, a majority shareholder, beneficially owns a substantial portion of our outstanding common stock and preferred stock with super voting rights of 10:1, which enables it to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Globanc beneficially owns approximately 43% of our outstanding shares of common stock and 100% of our outstanding shares of Series A preferred stock.  With the super voting rights of the Series A preferred stock, Globanc controls approximately 81.4% of the voting shares of the Company.  As such, it controls all matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 2,500 square feet of office space in Los Angeles, CA pursuant to a lease that will expire on November 30, 2012. This facility serves as our corporate headquarters and is sufficient to meet our needs.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

The Company has one outstanding legal issue with Michael Long in regards to a claim of unpaid compensation of approximately $25,000.  The Company believes that the claim is not valid and will pursue all actions to remedy it accordingly.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the OTCQB under the symbol “OMVE.QB.”  As of September 30, 2011, the Company’s common stock was held by 138 shareholders of record, which does not include shareholders whose shares are held in street or nominee name, and one shareholder of record for our preferred stock.

The Company’s shares commenced trading on or about March 2, 2009.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	For the Year Ended		For the Year Ended
	September 30, 2011		September 30, 2010
	High	Low	High	Low
First Quarter	$ 0.40	$ 0.30	$ 0.25	$ 0.25
Second Quarter	$ 0.42	$ 0.30	$ 0.25	$ 0.25
Third Quarter	$ 0.81	$ 0.20	$ 0.25	$ 0.25
Fourth Quarter	$ 0.68	$ 0.21	$ 0.40	$ 0.25

The Company’s transfer agent is Fidelity Transfer Services, Inc., 813 Anacapa, Suite 100, Santa Barbara, CA 93101.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-    contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-    contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
-    contains a toll-free telephone number for inquiries on disciplinary actions;
-    defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-    contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-    bid and offer quotations for the penny stock;
-    the compensation of the broker-dealer and its salesperson in the transaction;
-    the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-    monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Omni Ventures, Inc. Such discussion represents only the best present assessment from our Management.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2011 TO THE YEAR ENDED SEPTEMBER 30, 2010

Results of Operations

Revenue. For the year ended September 30, 2011, our revenue was $310,650, compared to $0 for the same period in 2010. This increase in revenue was attributable to the acquisition of the assets of Diamond and the resulting sales of inventories through our subsidiary, PRVCY.

Gross Loss. For the year ended September 30, 2011, our gross loss was $49,812, compared to a gross loss of $0 for the same period in 2010. This increase in our gross loss resulted from the sale of the PRVCY brand products acquired in the acquisition of the assets from Diamond.  The sales of the Company at this level do not adequately cover the related costs of sales.

Selling, General and Administrative Expenses. For the year ended September 30, 2011, selling, general and administrative expenses were $2,297,883 compared to $50,406 for the same period in 2010, an increase of 4,459%.  This increase was due to the Company not having operations in the year ended September 30, 2010 whereas operations commenced in the first quarter of fiscal year 2011.  The primary expenses were comprised of $1,623,187, or 75.9%, for professional fees, which include a $1,366,892 asset aquisition transaction fee.

Net Loss. We generated net losses of $2,472,616 for the year ended September 30, 2011 compared to $73,189 for the same period in 2010, an increase of 3,278%.

Liquidity and Capital Resources

General. At September 30, 2011, we had cash and cash equivalents of $20. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $480,170 for the year ended September 30, 2011, and we used cash in operations of $52,221 during the same period in 2010. The principal elements of cash flow from operations for the year ended September 30, 2011 included a net loss of $2,472,616 offset primarily by share compensation paid by principal shareholder of $137,000, transaction fee of $1,366,892, and inventory of $298,867.

Cash generated in our financing activities was $480,463 for the year ended September 30, 2011, compared to cash generated of $52,062 during the comparable period in 2010. This increase was primarily attributed to a concentrated effort of capital procurement in 2011 compared to 2010.

Cash used in investing activities during the year ended September 30, 2011 was $300 compared to $0 during the same period in 2010. Zero investments were attributable to the Company not making acquisitions as there were no requirements during fiscal year 2011.

 As of September 30, 2011, current liabilities exceeded current assets by 3.33 times. Current assets increased from $27 at September 30, 2010 to $206,693 at September 30, 2011 whereas current liabilities increased from $239,715 at September 30, 2010 to $689,311 at September 30, 2011.

	For years ended
	September 30,
	2011	2010
Cash used in operating activities	$(480,170)	$(52,221)
Cash used in investing activities	(300)	-
Cash provided by financing activities	480,463	52,062
Net changes to cash	$(7)	$(159)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $310,650 and net losses of $2,472,616 for the year ended September 30, 2011 compared to sales of $0 and net loss of $73,189 for the year ended September 30, 2010.  The Company used cash in operations for the year ended September 30, 2011 of $480,170.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $482,618, $416,291 and $3,174,208, respectively, at September 30, 2011.  In addition, the Company, as of the date of this report, was in default on three promissory notes, one of which is secured by substantially all assets of the Company.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Research and Development

In fiscal years 2011 and 2010, we incurred no expenses on research and development.

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

Critical Accounting Policies

    Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the fair value and relative fair value allocation of a group of assets acquired, allowance for doubtful accounts receivable, valuation of inventory, valuation of websites developed, depreciable lives of property and equipment, valuation of share-based payments including the shares issued for the assets acquisition, and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2011 and 2010.

Inventories. Inventories are stated at the lower of cost or market (“LCM”). The Company uses the first-in-first-out (“FIFO”) method of valuing inventory. Inventory consists primarily of finished goods and accessories for resale.

Website Development Costs.  The Company accounts for its website development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-10 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“ASC 350-10”).  These costs, if any, are included in intangible assets in the accompanying consolidated financial statements.

ASC 350-10 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

Impairment of Long-Lived Assets.  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements.   The Company measure their financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short term loans the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.”  Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company’s sales are either FOB shipping point or FOB destination, dependent on the customer.  The Company has several revenue streams as follows:

•	Sale of merchandise to a retail establishment.
•	Sale of merchandise from the Company’s website directly to consumers.
•	Sale of merchandise to a wholesaler.
•	Licensing revenues which are recognized when reports are received from licensees.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based payments to Non-Employees." The Company estimates the fair value of each option at the grant date by using the Black-Scholes option-pricing model.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Omni Ventures, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Omni Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Omni Ventures, Inc. and Subsidiary at September 30, 2011, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omni Ventures, Inc. and Subsidiary as of September 30, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2011 of $2,472,616 and $480,170, respectively, and has a working capital deficiency, stockholders' deficiency and accumulated deficit of $482,618, $416,291 and $3,174,208 respectively, at September 30, 2011. In addition, as of the date of this report, the Company is in default on three promissory notes of which one is secured by substantially all assets of the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
January 10, 2012

Report of Independent Registered Public Accounting Firm

Independent Registered Auditor’s Report

Shareholders and Board of Directors
of Omni Ventures, Inc.

I have audited the accompanying balance sheet of Omni Ventures, Inc. as of September 30, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Ventures, Inc. as of September 30, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has a net capital deficiency.  These items raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Larry Wolfe
Larry Wolfe
Certified Public Accountant
Miami, Florida
January 5, 2011

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Balance Sheets

	September 30,	September 30,
	2011	2010

ASSETS

Current assets
Cash	$ 20	$ 27
Accounts receivable, net	28,152	-
Inventories	178,521	-

Total current assets	206,693	27

Fixed assets, net	60,712	-

Intangibles	5,615	-

Total assets	$ 273,020	$ 27

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes payable	$ 345,000	$ 20,000
Notes and advances payable to related parties	112,173	152,062
Accounts payable	36,364	-
Accrued liabilities	185,079	67,653
Accounts payable to related parties	10,695	-

Total current liabilities	689,311	239,715

Total liabilities	689,311	239,715

Commitments and contingencies (Note 8)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized, 23,124,330 and 0
Series A shares issued and outstanding, respectively (liquidation value $228,345)	23,124	-
Common stock, par value $0.0001, 200,000,000 shares authorized, 111,398,663 and
92,695,172 shares issued and issuable and outstanding, respectively	11,140	9,270
Additional paid-in capital	2,723,653	452,634
Accumulated deficit	(3,174,208)	(701,592)

Total shareholders' equity (deficiency)	(416,291)	(239,688)

Total liabilities and shareholders' equity (deficiency)	$ 273,020	$ 27

See accompanying notes to consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Operations

	For the Years Ended
	September 30,
	2011	2010

Sales	$ 310,650	$ -
Cost of sales	360,462	-

Gross loss	(49,812)	-

Selling, general and administrative expenses	2,297,883	50,406

Loss from operations	(2,347,695)	(50,406)

Other income (expense)
Interest expense	(52,555)	(22,783)
Loss on conversion	(72,066)	-
Impairment of fixed asset	(300)	-
Total other income (expense), net	(124,921)	(22,783)

Net loss	$ (2,472,616)	$ (73,189)

Basic and diluted net loss per share	$ (0.02)	$ 0.00

Weighted average shares outstanding
- basic and diluted	108,252,460	95,541,802

See accompanying notes to consolidated financial statements

OMNI VENTURES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Deficiency)
For the Years Ended September 30, 2011 and 2010

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - September 30, 2009	-	$ -	102,675,172	$ 10,268	-	$ -	$ 451,236	$ (628,403)	$ (166,899)

Common stock issued for interest ($0.02/share)			20,000	2			398		400
Cancellation of 10 million shares of stock			(10,000,000)	(1,000)			1,000		-
Net loss for the year ended September 30, 2010								(73,189)	(73,189)

Balance - September 30, 2010	-	$ -	92,695,172	$ 9,270	-	$ -	$ 452,634	$ (701,592)	$ (239,688)

Common stock issued for interest ($0.02/share)					20,000	2	398		400
Common stock issued for the acquisition of the
assets of Agile Opportunity Fund, LLC
($0.0976/share)			2,500,000	250			243,838		244,088
Transaction fee for acquisition of assets
($0.0976/share)			14,000,000	1,400			1,365,492		1,366,892
Common stock issued for interest ($0.0976/share)					20,000	2	1,950		1,952
Share compensation paid by principal stockholder
(0.0976/share)					1,250,000	125	121,875		122,000
Sale of common stock for cash ($0.15/share)					120,000	12	17,988		18,000
Share compensation paid by principal stockholder
(0.15/share)					100,000	10	14,990		15,000
Common stock issued for interest ($0.15/share)					20,000	2	2,998		3,000
Conversion of payables and notes into Series A
($0.01/share)	23,124,330	23,124					205,221		228,345
Conversion of advances into common stock
($0.44/share)					673,491	67	296,269		296,336
Net loss for the year ended September 30, 2011								(2,472,616)	(2,472,616)

Balance - September 30, 2011	23,124,330	$ 23,124	109,195,172	$ 10,920	2,203,491	$ 220	$ 2,723,653	$ (3,174,208)	$ (416,291)

See accompanying notes to consolidated financial statements.

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows
	For the Years Ended
	September 30,
	2011	2010

Cash flows used in operating activities:
Net loss	$ (2,472,616)	$ (73,189)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,878	-
Common stock issued for interest	-	400
Impairment of fixed asset	300	-
Loss on settlement of debt	72,066	-
Bad debt expense	2,471	-
Inventory reserve	18,110	-
Share compensation paid by principal shareholder	137,000	-
Transaction fee	1,366,892	-
Changes in operating assets and liabilities:
Accounts receivable	(30,623)	-
Inventory	298,867	-
Accounts payable	36,364	-
Accounts payable to related parties	10,695	20,568
Accrued expenses	67,426	-
Net cash used in operating activities	(480,170)	(52,221)

Cash flows used in investing activities:
Purchase of leasehold improvement	(300)	-
Net cash used in investing activities	(300)	-

Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	-
Proceeds from advances - related party	412,463	52,062
Sale of common stock	18,000	-
Net cash provided by financing activities	480,463	52,062

Net increase (decrease) in cash	(7)	(159)

Cash at beginning of period	27	186

Cash at end of period	$ 20	$ 27

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of related party notes and advances to Series A preferred stock	$ 228,345	$ -

Conversion of related party advances to common stock	$ 224,270	$ -

Common stock issued for the acquisition of the assets	$ 244,088	$ -

Common stock issued for accrued interest	$ 5,352	$ -

Note payable related to asset acquisition	$ 325,000	$ -

See accompanying notes to consolidated financial statements.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations, and Asset Acquisition

Omni Ventures, Inc. (the “Company,” “we,” “us,” “our” or “Omni”) is a Kansas corporation formed on August 14, 2008.

The Company intended to develop properties on Indian reservations. However, during February 2010 there was a change in control as well as the business plans of the Company.

On November 15, 2010, the Company entered into a Purchase Agreement, Security Agreement and Promissory Note with Agile Opportunity Fund, LLC (“Agile”) to purchase certain assets defined as the “Diamond Decision Assets” which Agile had simultaneously purchased from the Trustee in the Diamond Decisions Inc. Chapter 11 Bankruptcy Case. With this purchase and our entry into the apparel industry and generation of revenues, we have exited the development stage.

PRVCY Couture, Inc. (“PRVCY”), a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada on December 7, 2010 to receive the assets defined as the “Diamond Decision Assets” and to engage in the manufacture and sale of men’s and women’s clothing. The assets purchased were inventory, equipment, customer lists, domain names, websites, copyrighted materials, and trademarks. The purchase price to be paid by the Company to Agile was for the assets was 16,500,000 shares of Omni common stock and a $325,000 senior secured promissory note to Agile due November 14, 2011, bearing interest at 9% that is secured by substantially all assets of the Company. See Note 6 for Agile’s put right for Omni shares.  Management completed a valuation of the consideration paid and the assets acquired and determined that based on the fair value of the assets acquired as the more reliable measure, the total value of the assets acquired was $569,088 and the value assigned to the shares paid was $0.0976 per share.  In accordance with ASC 805-50-30 for acquisition of assets rather than a business. the Company used the relative fair value method of allocating the fair value to the assets acquired. In addition, since the valuation method used the fair value of the assets acquired as the more reliable measure, 14,000,000 of the 16,500,000 common shares paid were expensed as $1,366,892 of transaction costs (see Note 10).  The relative fair value assigned to the assets acquired, which in this case was the same as the fair value was as follows:

Inventory	$495,498
Design and Sample Making Equipment	26,660
Office Furniture and Equipment	46,930
Intangible Assets (1)	-
Total	$569,088

(1) The intangible assets include trademarks, copyrights, domain names, websites, and customer lists. These assets were assigned a zero fair value.

Principles of Consolidation

The consolidated financial statements include the accounts of Omni and its wholly-owned subsidiary, PRVCY.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the fair value and relative fair value allocation of a group of assets acquired, allowance for doubtful accounts receivable, valuation of inventory, valuation of websites developed, depreciable lives of property and equipment, sales return reserve, valuation of share-based payments including the shares issued for the assets acquisition, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method.

Property, Equipment and Depreciation

Property and equipment is recorded at cost.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years for office furniture and equipment and five years for design and sample making equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements.  Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

Website Development Costs

The Company accounts for its website development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-10 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“ASC 350-10”).  These costs, if any, are included in intangible assets in the accompanying consolidated financial statements.

ASC 350-10 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

Intangible Assets

Intangible assets recorded consist of filing fees for trademarks.  Trademarks are considered to have an indefinite life and therefore are not amortized until such time the life becomes definite.  Trademarks are subject to impairment testing as discussed below.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short term loans the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition and Cost of Goods Sold

The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.”  Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company’s sales are either FOB shipping point or FOB destination, dependent on the customer.  Revenues are therefore recognized at point of ownership transfer, accordingly.  The Company has several revenue streams as follows:

•	Sale of merchandise to a retail establishment.
•	Sale of merchandise from the Company’s website directly to consumers.
•	Sale of merchandise to a wholesaler.
•	Licensing revenues which are recognized when reports are received from licensees.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Included in costs of goods sold for the year ended September 30, 2011, was a charge of $18,110 for a reduction of finished goods to lower of cost or market.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

Sales Return Reserve Policy

Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products. We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability.  The Company has two return policies, one for eCommerce sales and the other for third party merchants.  Sales to consumers on our web site generally may be returned within 45 days upon receiving a return authorization from the Company.  Our policy for third party merchants requires a return authorization from the Company.  The Company warrants its products for defects and other damages.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees." The Company estimates the fair value of each option at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations.  For the years ended September 30, 2011 and 2010 advertising expense was $44,151 and $0, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2011 and 2010, respectively, the Company did not record any liabilities for uncertain tax positions.

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.”   When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.

As of September 2011, tax years 2011, 2010, and 2009 remain open for IRS audit.  The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

The Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  As of September 30, 2011, there are no common stock equivalent shares outstanding.  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2011.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules".  This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management does not expect this update to have a material effect on the Company's financial statements.

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The effect likely will be less significant for many commercial and industrial entities whose financing receivables are primarily short-term trade accounts receivable. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.  Adopting this statement did not have a material impact on its results of operations, financial position or cash flows at the date of adoption.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements”.  This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, “Technical Corrections to Various Topics”.  This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is effective for interim and annual financial periods ending after February 2010, and has been applied with no material impact on the Company's consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under ASC 105-10, the “FASB Accounting Standards Codification” (“Codification”) becomes the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of ASC 105-10 did not have to an impact on the Company’s consolidated financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of ASC 805-10 (Staff Accounting Bulletin (SAB) No. 112).  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations.  Specifically, the staff updated the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, ASC 805-10, Business Combinations, and ASC 810-10 Non-controlling Interests in Consolidated Financial Statements.  The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission’s official approval.  They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $2,472,616 and used cash in operating activities of $480,170 for the year ended September 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $482,618, $416,291 and $3,174,208, respectively, at September 30, 2011.  In addition, as of the date of this report, the Company was in default on three promissory notes of which one was secured by substantially all assets of the Company.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from a related party to sustain its current level of operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING AGREEMENT

Accounts receivable September 30, 2011 is as follows:

Accounts receivable	$28,152
Allowance for doubtful accounts	-
Total accounts receivale	$28,152

Bad debt write-offs during 2011 were $2,471.

On September 19, 2011, the Company entered into a Factoring Agreement with Continental Business Credit, Inc. to purchase accounts receivable advancing up to 80%.  Under certain circumstances, advances may be provided with recourse or non-recourse.  The Factoring Agreement has a $300,000 credit limit, a factoring fee of 1% of up to $8 million in purchases in one year, 0.9% for purchases greater than $8 million up to $20 million, and 0.75% for purchases greater than $20 million.  In October 2011, two invoices of approximately $26,000 included in the September 30, 2011 balance were factored.

NOTE 4 – INVENTORIES

Inventories consisted of the following at September 30, 2011:

Finished Goods	$12,519
Raw Materials	166,002
Total	$178,521

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	September 30,
	2011	2010
Design and Sample Making Equipment	$26,660	$-
Office Furniture and Equipment	46,930	-
Total Equipment	73,590	-
Less: Accumulated Depreciation	(12,878)	-
Property and Equipment, net	$60,712	$-

Depreciation expense was $12,878 and $0 for the years ended September 30, 2011 and 2010, respectively.

NOTE 6 – NOTES AND ADVANCES PAYABLE

Notes and advances payable, all classified as current at September 30, 2011 and 2010, consists of the following:

Notes Payable
	September 30,
	2011	2010
Samuel L. Hill	$10,000	$10,000
Gene Garrett	10,000	10,000
Agile Opportunity Fund, LLC	325,000	-
Total	$345,000	$20,000

Notes and Advances Payable - Related Parties
	September 30,
	2011	2010
Globanc Corporation	$-	$100,000
Globanc Corporation (advances)	112,173	52,062
Total	$112,173	$152,062

On September 3, 2008, the Company secured a note for $100,000 from Going Public, LLC.  The note matured on September 3, 2009, bears interest at a rate of 12%, and is due monthly.  The note is collateralized by the Company’s assets and 80,000,000 shares of stock issued to the Company’s founder.  The Company did not pay the interest in January 2009 and the Lender began charging the default interest of 18%.  The Lender granted extensions to August 14, 2009 to repay all unpaid accrued interest.  The Company did not repay the note by September 3, 2009 or the related accrued interest by August 14, 2009 and was in default.  During December 2009, the current majority shareholder, Globanc Corporation (“Globanc”), agreed to acquire the note payable from the original lender and agreed to acquire the 80,000,000 shares of stock formerly issued to the Company’s founder.  The Company converted the note and accrued interest on August 15, 2011 into Series A preferred stock (see Note 10).

On May 18, 2009, the Company secured a note for $10,000 from Samuel L. Hill (“Hill”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and will be issued in January 2012.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the forth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement (see Note 10).

On May 18, 2009, the Company secured a note for $10,000 from Gene Garrett (“Garrett”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and will be issued in January 2012.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the forth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement (see Note 10).

Beginning on January 1, 2010, Globanc began advancing funding to the Company, as needed, to provide working capital to the Company.  The Company and Globanc did not have a formal agreement.  The Company and Globanc agreed on a nominal interest rate of 6% to be accrued.  The balance of advances and the above $100,000 loan and all related accrued interest totaling $228,345 as of August 15, 2011, was converted into Series A preferred stock (see Note 10) valued at the conversion amount as this was the best evidence of the preferred stock value.  Additionally, the Company and Globanc agreed that at the end of each quarter, the unpaid balance and accrued interest for advances made would be converted to common stock.  The conversion price would be the average trading price for the quarter with a discount of 25%.  However, certain advances of $112,173 will be converted at the next quarterly conversion date of December 31, 2011.

On November 15, 2010, the Company issued a senior secured promissory note for $325,000 to Agile in conjunction with the acquisition of certain assets of Diamond Assets (see Note 1).  The note matured on November 15, 2011 and is in default.  The Company is negotiating an extension.  The note provides for interest at 9% payable on the last day of each calendar month.  After November 15, 2011, due to the default, interest will be 17%.  The note is secured by substantially all assets of the Company.

Related to the purchase of “Diamond Decision Assets”, the Seller, Agile shall have the right, at its sole option, to sell up to 10,000,000 of the Company’s shares, or any portion thereof back to the Company for a total consideration equal to all or a pro-rata portion of $2,800,000 if on or before the end of that fiscal quarter which ends June 30, 2011, (i) Omni has not achieved an annual quarterly sales of $10,000,000, (ii) Omni has not obtained total market capitalization of at least $50,000,000 and (iii) Omni has not achieved positive cash flow.  The Company has achieved a market capitalization of $50,000,000 and there has been no request by Agile to sell the Company’s shares and as of September 19, 2011, the put options expired.

NOTE 7 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:
	September 30,
	2011	2010
Accrued Interest	$25,594	$35,233
Other	159,485	32,420
Total	$185,079	$67,653

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

The Company has one outstanding legal issue with Michael Long in regards to a claim of unpaid compensation of approximately $25,000.  The Company believes that the claim is not valid and will pursue all actions to remedy it accordingly.

Lease Commitment

Leases

On November 15, 2010, the Company entered into a lease of approximately 9,000 square feet for a term of 5 years in Norco, California at a base rent of $6,468 per month.  In November 2011, the landlord went into bankruptcy.  The Company, anticipating that the bankruptcy court would most likely have the tenants leave the premises, therefore the Company moved in November 2011, as the landlord was technically in default.

On December 1, 2011, the Company signed a one year lease with Jean Genie for $3,000 per month for approximately 2,500 square feet.

Rent expense for the year ended September 30, 2011 was $68,696.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  During 2011 the Company entered into agreements to allow third parties to license, distribute or act as sales agent or representative to sell, the Company’s products. Under these agreements the Company would in general be the recipient of proceeds but may be committed to pay certain compensation such as commissions, as stipulated in the agreements.   All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles during 2011.  Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of September 30, 2011.

NOTE 9 – RELATED PARTIES

Professional fees in the amount of $1,950 were incurred in 2010 for consulting fees regarding merger and acquisition advice from a firm which is controlled by an officer of the Company.

In 2010 the majority shareholder of the Company acquired the $100,000 note payable from a third party lender and also made payments on behalf of the Company, treated as advances, of approximately $52,000.

In 2011 the majority shareholder paid vendors on behalf of the Company totaling $412,463, and a total balance including a $100,000 note payable and all related accrued interest totaling approximately $452,615 was converted to preferred and common stock as of September 30, 2011 (see Notes 6 and 10), while approximately $112,000 is reflected as advance to related party at September 30, 2011.

At September 30, 2011 there was accounts payable to a Company controlled by the majority shareholder of $10,695.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.001 and has designated one Series as Series A.  Series A of preferred stock has authorized 23,124,330 shares and has super voting rights of ten votes per share of Series A preferred stock.  The preferred stock has liquidation preference over common stock with liquidation preference value equal to the price paid for each preferred share.

On August 15, 2011, Globanc converted certain balances due from the Company in the amount of $228,345 into 23,124,330 shares of Series A preferred stock (see Note 6).

Common Stock

On May 5, 2009, the Company issued 10,000,000 shares of common stock, having a fair value of $200,000 ($0.02/share), to its then Chairman and CEO as compensation for past services rendered. These shares were cancelled and retired in January 2010 upon a change in control of the Company and the share cancellation was treated as contributed capital.

On November 18, 2009, the Company issued 20,000 shares of common stock, having a fair value of $400 ($0.02/share), based on then recent cash offering prices, to two lenders (Garrett and Hill) for interest (see Note 6).

On May 18, 2010, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $400 ($0.02/share), based on then recent cash offering prices, to two lenders (Garrett and Hill) for interest (see Note 6). These shares were recorded as issuable in fiscal 2011.

On November 15, 2010, the Company acquired certain assets, including intangible assets, from Diamond Decision Assets.  The Company issued 16,500,000 shares of common stock (14,000,000 to Agile and 2,500,000 to the bankruptcy court trustee) in conjunction with the agreement.  A formal valuation of the shares was performed resulting in a value of $0.0976 per share. The 14,000,000 portion of the shares were considered a transaction fee to be expensed at $1,366,892 and the 2,500,000 portion was valued at $244,088 and included as part of the purchase price allocation (see Note 1).

On November 18, 2010, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $1,952 ($0.0976/share) to two lenders (Garrett and Hill) for interest (see Note 6).  The common stock will be issued in January 2012.

On December 17, 2010, the Company granted J. Bernard Rice 1,250,000 shares of common stock as an incentive to be named as a director of the Company.  The shares were actually transferred from Globanc, a principal stockholder.  In January 2012, Globanc will be reimbursed for the 1,250,000 shares of common stock.  The Company recognized stock-based compensation of $122,000 as the Company’s common stock had a value of $0.0976 based on a valuation in that time frame.

On March 31, 2011 through September 30, 2011, pursuant to a stock purchase agreement whereby a licensee of the Company agreed to purchase $3,000 of common stock per month at a negotiated price, the Company sold 120,000 shares of common stock for $0.15 per share for a total of $18,000.

On April 14, 2011, the Company granted an employee 100,000 shares of common stock as an incentive for his employment.  The shares were actually transferred from Globanc, a principal stockholder.  In January 2012, Globanc will be reimbursed for the 100,000 shares of common stock.  The Company recognized stock-based compensation of $15,000 as the Company’s common stock had a value of $0.15 per share based on a recent sale transaction on March 31, 2011 (see above) and since the Company’s stock was thinly traded.

On May 18, 2011, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $3,000 ($0.15/share) to two lenders (Garrett and Hill) for interest (see Note 6).  The stock valuation is based on a recent sale transaction on March 31, 2011(see above) as the Company’s stock was thinly traded.  The common stock will be issued in January 2012.

On September 30, 2011, the Company became obligated to issue 673,491 shares of common stock to Globanc in exchange for the conversion of $224,270 in advances made to the Company (see Note 6).  The conversion was calculated using a discount of 25% or $0.33 per share, compared to the average trading price for the quarter ended September 30, 2011 which was $0.44.  The Company recognized a loss of $72,066 based on the value of the shares of $296,336.

NOTE 11 – INCOME TAX

For the fiscal years 2011 and 2010, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of September 30, 2011, the Company has net operating loss carry forwards of approximately $1,202,000.  The carry forwards expire in the year 2031.  The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.  In 2010, an ownership change exceeding 50% occurred and accordingly approximately $250,000 of net operating loss carryforward, noted above, may not be utilized.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	September 30,
	2011	2010
Tax expense (benefits) at the statutory rate	$(841,000)	$(24,000)
State income taxes, net of federal income tax benefit	(35,000)	(3,000)
Stock compensation and fee	510,000	-
Change in valuation allowance	366,000	27,000
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2011 and 2010, respectively, are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$453,000	$93,000
Inventories reserve	6,000	-
Total gross deferred tax assets	459,000	93,000
Less: Deferred tax asset valuation allowance	(459,000)	(93,000)
Total net deferred tax assets	-	-
Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2011 and 2010 were fully offset by a 100% valuation allowance.  The increase in valuation allowance in 2011 was approximately $366,000.

NOTE 12 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of September 30, 2011.  There have been no losses in these accounts through September 30, 2011.

Concentration of Accounts Receivable and Revenues

At September 30, 2011, 95% of accounts receivable was from one customer.

During 2011, 61% of sales were from one customer.

Concentration of Intellectual Property

The Company has applied to revive the trademark “PRVCY” and “Privacywear”.  The Company’s business is reliant on these intellectual property rights.

Concentration of Funding

During 2011 a majority of the Company’s funding was provided by a principal stockholder paying Company vendors on behalf of the Company. The amounts paid were recorded as liabilities during 2011 and 2010 and then converted in total to preferred Series A and common stock as of September 30, 2011 (see Notes 6, 9 and 10).

NOTE 13 – SUBSEQUENT EVENTS

On November 18, 2011, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $7,500 ($0.375/share based on the trading price) to two lenders for interest (see Note 6).  The common stock will be issued in January 2012.

On December 31, 2011, the Company will issue shares of common stock to Globanc based on the conversion of funding balance due to Globanc by the Company on December 31, 2011.  Since September 30, 2011, additional advances were made by our majority shareholder.

On January 3, 2012, the Company issued the common stock issuable (through November 2011) to Globanc, Garrett, and Hill (see Note 10).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The registrant retained the accounting firm of Larry Wolfe, CPA (“Wolfe”) as its new independent registered public accounting firm in regards to the audit of fiscal year 2010.  Wolfe is located at 7695 SW 104th St. Suite 220, Miami, FL 33156.

On December 14, 2011, the registrant terminated Wolfe, our independent registered public accounting firm, stating that effective the date of the letter, Wolfe would cease rendering services as our independent registered public accounting firm.  Wolfe’s report on our financial statements for the fiscal year 2010 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles and during that fiscal year, there were no disagreements with Wolfe on any matter of accounting principles or practices, financial statements, disclosure or auditing scope of procedure.

On December 14, 2011, the registrant retained the accounting firm of Salberg & Company, P.A. (“Salberg”) as its new independent registered public accounting firm in regards to the audit of fiscal year 2011.  Salberg is located at 2295 NW Corporate Boulevard, Suite 240, Boca Raton, FL 33431.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2011 covered by this Form 10-K.  Based upon such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at September 30, 2011:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.
Insufficient written policies and procedures over accounting transaction processing (including but not limited to period and accrual process and timeliness of valuation procedures) and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.
▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

On November 9, 2011, Paul Guez resigned as a Director of the Company.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position
Christian Wicks	33	Interim President and Director
Bruce Harmon	53	Chief Financial Officer
Derek Finney	49	Director
J .Bernard Rice	57	Director
Kendrick Kim	44	Director

Biographies of Directors and Officers

Christian Wicks has served as our interim president, our director, and our president of the Apparel Division of PRVCY, all since June 2011.  Mr. Wicks served as president (July 2006 through June 2011) vice president of sales (October 2000 through July 2006) of Defiance USA, Inc. (produced the following lines: English Laundry, Fender Clothing, John Lennon Collection, Jimi Hendrix Collection, and The Scott Weiland Collection).

Bruce Harmon has served as our chief financial officer since November 2011.  Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY.OB), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC.OB), a construction company located in Orlando, Florida, from 2006 to 2008, as chief financial officer and director of Organa Technologies Group, Inc. (OGTG.PK), a technology company located in Melbourne, Florida, from 2006 to 2008, and as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU.OB), a public shell, located in Newport Beach, California.  He currently owns Lakeport Business Services, Inc. and provides CFO services to various private companies.  He currently serves as chief financial officer and chairman of the board of directors of eLayaway, Inc. (ELAY.OB).  Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

Derek Finney has served as our director since November 23, 2011 and our chief executive officer of PRVCY since January 2011.  Mr. Finney served as president and chief executive officer of Freddie’s Chop Shop from 2000 through 2010.  From January 2010 through November 2010, Mr. Finney worked as a consultant in the apparel industry.  Mr. Finney holds an AA degree in Design and Merchandise from Fashion Institute of Design and Merchandise.

J. Bernard Rice has served as our director since September 13, 2010.  Mr. Rice has extensive business experience including several executive roles with IBM.  Currently, he is utilizing his experiences to create dedicated companies and partnerships to scale the success of various technologies.  He is the co-founder of Educational Partners, a firm that markets educational software and workbooks in twenty languages for children ages three to nine.  Mr. Rice is also the chief financial officer of Crescent Financial Partners, Inc., a private equity merchant banking firm.  Mr. Rice holds a BA degree from St. Anselm College and a MBA in Marketing from Georgia State University.  He has also attended the IBM Presidents’ Program (executive development program) at Harvard University.

Kendrick Kim has served as our director since November 23, 2011.  Mr. Kim has served as president and operational manager of Jean Genie Studio, a manufacturer of denim, from 2007 to present.  He served as president of Dragon Nation, a manufacturer of private label jeans, from 2003 to 2007.

Michael Guss, a/k/a Michael Gauss, the principal of Globanc, has been a significant investor with the Company since 2010.  With the Company’s turnover of management and directors since 2010, Guss has had an active role in stabilizing the Company, the election of a qualified board of directors, the subsequent appointment of officers, and certain management type decisions and actions.  In certain circumstances, Guss may be construed as a temporary defacto officer.  The Company believes that this was a short-term situation and that the new management and directors will be able to serve the Company accordingly in the future. Guss has a business background for greater than twenty years.  In May 2004, Guss, without admitting or denying any facts, voluntary accepted “a bar from association with any NASD member in any capacity” in NASD case #C06040015. Said bar was not the result of any purported securities violation. Also see Part I. Item 1. and Part III. Item 12. of this Form 10-K for further disclosures.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Kansas Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Director Compensation

During the fiscal years ended September 30, 2011 and 2010, our directors did not receive any compensation from us for their services.

Directors’ and Officers’ Liability Insurance

Omni does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.  Omni is in the process of acquiring this insurance.  Such insurance will also insure Omni against losses which we may incur in indemnifying our officers and directors.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

We expect our board of directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

Advisory Board

The Company does not have an Advisory Board.

 Item 11. Executive Compensation.

The table below sets forth, for our last three fiscal years, the compensation earned by our current officers and directors (i) Christian Wicks, our interim president, director, and secretary, (ii) Derek Finney, our director, (iii) Kendrick Kim, our director, and (iv) J. Bernard Rice, our director, and the former officers and directors.

			Deferred				All Other
Name and			Compen-		Stock	Option	Compen-
Principal Position	Years	Salary	sation	Bonus	Awards	Awards	sation	Total

Christian Wicks (1)	2011	$ 40,000	$ -	$ -	$ -	$ -	$ -	$ 40,000
Director and Interim	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Interim President	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Bruce Harmon (2)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Chief Financial Officer	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Derek Finney (3)	2011	$ 45,000	$ -	$ -	$ -	$ -	$ -	$ 45,000
Director	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Kendrick Kim (4)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

J. Bernard Rice (5)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Paul Guez (6)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

James Smith (7)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director and President	2010	$ -	$ -	$ -	$ -	$ -	$ 4,000	$ 4,000
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Myles O'Dwyer (8)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director and Chief	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Financial Officer	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Douglas Bylerly (9)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director and Secretary	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Charles Lesser (10)	2011	$ 29,625	$ -	$ -	$ -	$ -	$ -	$ 29,625
President, Chief Financial	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Officer and Director	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Daniel Reardon (11)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director, Chief Executive	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Officer and Chief	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Financial Officer

Neil Kleinman (12)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director and President	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Larry Sands (13)	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director and Vice	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
President	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -

(1) Mr. Wicks was elected as Director and appointed as Interim President on June 8, 2011.  He became employed on June 1, 2011 and his primary role is as the Chief Executive Officer of PRVCY Couture, Inc.  He was appointed as Chief Financial Officer from November 8, 2011 until November 26, 2011.

(2) Mr. Harmon was contracted to serve as the Chief Financial Officer on November 26, 2011.  He has a contract for services to be rendered through his consulting firm, Lakeport Business Services, Inc., at an annual rate of $30,000.

(3) Mr. Finney was elected as Director on November 23, 2011. He became employed in November 2010 to serve primarily as the Chief Executive Officer for PRVCY Couture, Inc.

(4) Mr. Kim was elected as Director on November 23, 2011.

(5) Mr. Rice was elected as Director on September 13, 2011.

(6) Mr. Guez was elected as Director on August 10, 2011 and resigned from that position on November 9, 2011.

(7) Mr. Smith was elected as a Director and appointed as the President on September 8, 2010 and resigned from their respective positions on June 8, 2011.

(8) Mr. O'Dwyer was elected as a Director and appointed as the Chief Financial Officer on September 8, 2010 and resigned from those positions on June 8, 2011.

(9) Mr. Byerley was elected as a Director and appointed as the Secretary on September 8, 2010 and resigned from those positions on June 8, 2011.

(10) Mr. Lesser was elected as Director and appointed as President and Chief Financial Officer on June 28, 2011. He resigned from all positions on November 8, 2011.

(11) Mr. Reardon was elected as Chairman and appointed as Chief Executive Officer on March 3, 2009.  He resigned as Chief Executive Officer on June 28, 2011 and was removed as Director on August 10, 2011.

(12) Mr. Kleinman was elected as Director and appointed as President on March 3, 2009 and resigned from that position on September 8, 2010.

(13) Mr. Sands was elected as Director and appointed as Vice President and Secretary on March 3, 2009 and resigned from that position on September 8, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of September 30, 2011 regarding the beneficial ownership of our common stock and preferred stock, taking into account the super voting rights (10 votes for every share) of the Series A preferred stock by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock or common stock equivalent; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 637 S. Clarence St., Los Angeles, California 90023.

			Number of
	Number of		Shares	Percentage
	Shares	Percentage	Beneficially	Beneficially
Name of Beneficial Owner	Owned (1)	Owned (1)	Owned (1)	Owned (1)

Christian Wicks (2)	-	0.0%	-	0.0%
Derek Finney (3)	100,000	0.1%	100,000	0.0%
Kendrick Kim (3)	-	0.0%	-	0.0%
J. Bernard Rice (3)	1,250,000	0.9%	1,250,000	0.4%
Globanc Corporation (4)	70,952,699	52.7%	279,071,669	81.4%
Agile Opportunity Fund, LLC (5)	14,000,000	10.4%	14,000,000	4.1%

All officers and directors as a group (4 persons)	1,350,000	1.0%	1,350,000	0.4%

(1) Applicable percentage of ownership is based on 134,522,993 total shares comprised of our common stock (111,398,663) and preferred stock (23,124,330) outstanding (as defined below) as of September 30, 2011. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of September 30, 2011 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares of our preferred stock are deemed outstanding and to be beneficially owned by the person holding such shares for purposes of computing such person’s percentage ownership. As of September 30, 2011, due to the super voting rights of the Series A preferred stock (10:1), the total number of votes are 342,641,963 which includes all voting securities.

(2) Officer and director.
(3) Director.
(4) Address for Globanc Corporation is 110 El Paseo, Santa Barbara, CA 93101. See Part I. Item 1. and Part III. Item 10.
(5) Address for Agile Opportunity Fund, LLC is 1175 Walt Whitman Road, Suite 333, Melville, NY 11747.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A. for the audit of our fiscal year ended September 30, 2011 consolidated financial statements and Larry Wolfe, CPA for the interim reviews in fiscal year 2011 and for the audit of fiscal year ended September 30, 2010 financial statements, for each of our last two fiscal years for the categories of services indicated.

	Years Ended September 30,
Category	2011	2010
Audit Fees	$18,000	$15,325
Audit Fees - Interim Reviews	4,800	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$22,800	$15,325

Audit fees.    Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

            Audit-related fees.    Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description
3.1 (1)	Certificate of Incorporation, as Amended, of Registrant
3.3 (1)	Bylaws of Registrant
31.1 (2)
Certification of Principal Executive Officer of Omni Ventures, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)
Certification of Principal Financial Officer of Omni Ventures, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of Principal Executive Officer of Omni Ventures, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Principal Financial Officer of Omni Ventures, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)      Incorporated by reference from Registrant’s previous filings.
(2)      Filed herewith.

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Christian Wicks	January 11, 2012
Christian Wicks, Principal Executive Officer	Date

/s/ Bruce Harmon	January 11, 2012
Bruce Harmon, Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christian Wicks	January 11, 2012
Christian Wicks, Director	Date

/s/ Derek Finney	January 11, 2012
Derek Finney, Director	Date

/s/ Kendrick Kim	January 11, 2012
Kendrick Kim, Director	Date

/s/ J. Bernard Rice	January 11, 2012
J. Bernard Rice, Director	Date