Form 10-Q/A
period 2010-12-31
OMNI VENTURES INC
filed 2012-02-15
CIK 1449224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q/A
(Amendment No. 3)
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
 (Address of Principal Executive Offices) (Zip Code)

(323) 981-0205
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

EXPLANATORY NOTE

Omni Ventures, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-Q/A (this “Amendment No. 3”) to reflect the effects of reporting errors.  These errors related to the recording of the fair value of the acquisition in December 2010 of the assets of Diamond Assets, as discussed within this amended filing.  The Company had an independent appraisal completed and reported the effect of it in its Form 10-K for the period ended September 30, 2011.  The impact on the financial statements of the Company was in the first quarter of fiscal year 2011.  The Form 10-Q for the periods ended March 31, 2011 and June 30, 2011 will be amended, as applicable, due to this first quarter 2011 adjustment.

For ease of reference, this Amendment No. 3 amends Item 1. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 4. Controls and Procedures.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 3.

TABLE OF CONTENTS

OMNI VENTURES, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Balance Sheets

	December 31,	September 30,
	2010	2010
	(unaudited)
	Restated - Note 9

ASSETS

Current assets
Cash	$1,395	$27
Accounts receivable, net	844	-
Inventories	494,374	-

Total current assets	496,613	27

Fixed assets, net	71,750	-

Other assets	10,000	-

Intangibles	5,615	-

Total assets	$583,978	$27

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes payable	$345,000	$20,000
Notes and advances payable to related parties	256,569	152,062
Accounts payable	19,125	67,653
Accrued liabilities	51,394	-

Total current liabilities	672,088	239,715

Total liabilities	672,088	239,715

Commitments and contingencies (Note 8)

Shareholders' equity (deficiency)
Common stock, par value $0.0001, 200,000,000 shares authorized, 110,485,172 and
92,695,172 shares issued and issuable and outstanding, respectively	11,049	9,270
Additional paid-in capital	2,186,187	452,634
Accumulated deficit	(2,285,346)	(701,592)

Total shareholders' equity (deficiency)	(88,110)	(239,688)

Total liabilities and shareholders' equity (deficiency)	$583,978	$27

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	December 31,
	2010	2009
	Restated - Note 9

Sales	$2,307	$-
Cost of sales	1,099	-

Gross income	1,208	-

Selling, general and administrative expenses	1,568,449	6,392

Loss from operations	(1,567,241)	(6,392)

Other income (expense)
Interest expense	(16,513)	(4,900)
Loss on conversion	-	-
Impairment of fixed asset	-	-
Total other income (expense), net	(16,513)	(4,900)

Net loss	$(1,583,754)	$(11,292)

Basic and diluted net loss per share	$(0.02)	$(0.00)

Weighted average shares outstanding
- basic and diluted	101,164,520	102,684,520

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	December 31,
	2010	2009
	Restated - Note 9

Cash flows used in operating activities:
Net loss	$(1,583,754)	$(11,292)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,840	-
Common stock issued for interest	2,352	400
Bad debt expense	75	-
Share compensation paid by principal shareholder	122,000	-
Transaction fee	1,366,892	-
Changes in operating assets and liabilities:
Accounts receivable	(919)	-
Inventories	1,124	-
Deposits	(10,000)	-
Accounts payable	19,125	10,805
Accrued expenses	(16,259)	-
Net cash used in operating activities	(97,524)	(87)

Cash flows from financing activities:
Proceeds from advances - related party	98,892	-
Net cash provided by financing activities	98,892	-

Net increase (decrease) in cash	1,368	(87)

Cash at beginning of period	27	186

Cash at end of period	$1,395	$99

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for the acquisition of the assets	$244,088	$-

Common stock issued for trademarks	$5,615	$-

Note payable related to asset acquisition	$325,000	$-

See accompanying notes to unaudited consolidated financial statements.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Note 1 Basis of Presentation

Omni Ventures, Inc. (the “Company,” “we,” “us,” “our” or “Omni”) is a Kansas corporation formed on August 14, 2008.

The consolidated financial statements include the accounts of Omni Ventures, Inc. and its wholly-owned subsidiary, PRVCY Couture, Inc.

The accompanying unaudited consolidated financial statements of Omni Ventures, Inc. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended December 31, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended September 30, 2010 filed on January 11, 2011 and amended on March 14, 2011, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PRVCY Couture, Inc. (“PRVCY”), a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada on December 7, 2010 to receive the assets defined as the “Diamond Decision Assets” and to engage in the manufacture and sale of men’s and women’s clothing. The assets purchased were inventory, equipment, customer lists, domain names, websites, copyrighted materials, and trademarks. The purchase price to be paid by the Company to Agile was for the assets was 16,500,000 shares of Omni common stock and a $325,000 senior secured promissory note to Agile due November 14, 2011, bearing interest at 9% that is secured by substantially all assets of the Company. See Note 8 for Agile’s put right for Omni shares.  Management completed a valuation of the consideration paid and the assets acquired and determined that based on the fair value of the assets acquired as the more reliable measure, the total value of the assets acquired was $569,088 and the value assigned to the shares paid was $0.0976 per share.  In accordance with ASC 805-50-30 for acquisition of assets rather than a business. the Company used the relative fair value method of allocating the fair value to the assets acquired. In addition, since the valuation method used the fair value of the assets acquired as the more reliable measure, 14,000,000 of the 16,500,000 common shares paid were expensed as $1,366,892 of transaction costs (see Note 7).  The relative fair value assigned to the assets acquired, which in this case was the same as the fair value was as follows:

Inventory	$495,498
Design and Sample Marketing Equipment	26,660
Office Furniture and Equipment	46,930
Intangible Assets (1)	-
Total	$569,088

(1) Intangible assets include trademarks, copyrights, domain names, websites, and consumer lists. These assets were assigned a zero fair value.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)
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

Property, Plant and Equipment

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)
Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company has one operating segment as of December 31, 2010.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these financial statements were issued.

Note 3 - Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $1,583,754 (includes $1,366,892 of stock-based transaction fee) and cash used in operating activities of $97,524 for the three months ended December 31, 2010.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $175,475, $88,110 and $2,285,346, respectively, at December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Note 5 – Notes and Advances Payable – Related Parties and Other

Notes and advances payable, all classified as current at December 31, 2010 consists of the following:

Notes Payable
December 31,
2010
Samuel L. Hill	$10,000
Gene Garrett	10,000
Agile Opportunity Fund, LLC	325,000
Total	$345,000

Notes and Advances Payable - Related Parties
December 31,
2010
Globanc Corporation	$100,000
Globanc Corporation (advances)	156,569
Total	$256,569

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

On May 18, 2009, the Company secured a note for $10,000 from Samuel L. Hill (“Hill”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 which was recorded as issuable and will be issued subsequently.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, and the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010 (see Note 7).

On May 18, 2009, the Company secured a note for $10,000 from Gene Garrett (“Garrett”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and will be issued in January 2012.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, and the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010 (see Note 7).

Beginning on January 1, 2010, Globanc began advancing funding to the Company, as needed, to provide working capital to the Company.  The Company and Globanc did not have a formal agreement.  The Company and Globanc agreed on a nominal interest rate of 6% to be accrued.

On November 15, 2010, the Company issued a senior secured promissory note for $325,000 to Agile in conjunction with the acquisition of certain assets of Diamond Assets (see Note 1).  The note matures on November 15, 2011.  The note provides for interest at 9% payable on the last day of each calendar month.  After November 15, 2011, if the note is in default, interest will be 17%.  The note is secured by substantially all assets of the Company.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Related to the purchase of “Diamond Decision Assets”, the Seller, Agile shall have the right, at its sole option, to sell up to 10,000,000 of the Company’s shares, or any portion thereof back to the Company for a total consideration equal to all or a pro-rata portion of $2,800,000 if on or before the end of that fiscal quarter which ends June 30, 2011, (i) Omni has not achieved an annual quarterly sales of $10,000,000, (ii) Omni has not obtained total market capitalization of at least $50,000,000 and (iii) Omni has not achieved positive cash flow.  The Company has achieved a market capitalization of $50,000,000 and there has been no request by Agile to sell the Company’s shares.  The put options expire on September 19, 2011.

Note 6 – Related Parties

Professional fees in the amount of $1,950 were incurred in 2010 for consulting fees regarding merger and acquisition advice from a firm which is controlled by an officer of the Company.

In December 2010, the majority shareholder of the Company acquired the $100,000 note payable from a third party lender and also made payments on behalf of the Company, treated as advances, of $156,569.

Note 7 – Common Stock

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

On November 18, 2009, the Company issued 20,000 shares of common stock, having a fair value of $400 ($0.02/share), based on then recent cash offering prices, to two lenders (Garrett and Hill) for interest (see Note 5).

On May 18, 2010, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $400 ($0.02/share), based on then recent cash offering prices, to two lenders (Garrett and Hill) for interest (see Note 5). These shares were recorded as issuable in fiscal 2011.

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

On November 18, 2010, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $1,952 ($0.0976/share) to two lenders (Garrett and Hill) for interest (see Note 5).

On December 17, 2010, the Company granted J. Bernard Rice 1,250,000 shares of common stock as an incentive to be named as a director of the Company.  The shares were actually transferred from Globanc, a principal stockholder.  Subsequently, Globanc will be reimbursed for the 1,250,000 shares of common stock.  The Company recognized stock-based compensation of $122,000 as the Company’s common stock had a value of $0.0976 based on a valuation in that time frame.

Note 8 – Commitments, Contingencies and Subsequent events

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

Note 9 – Restatement of December 31, 2010 Consolidated Financial Statements

In the September 30, 2011 audit of the consolidated financial statements of the Company, management determined that the transaction related to the acquisition of the Diamond Assets in December 2010 was incorrectly accounted for in the financial statements for the period ended December 31, 2010.

The restated consolidated balance sheet, consolidated statements of operations, and consolidated statements of cash flows as of December 31, 2010 are as follows:

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)
Consolidated Balance Sheets
	As Previously
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash	$1,395	$-	$1,395
Accounts receivable, net	844	-	844
Inventories	897,986	(403,612)	494,374
Total current assets	900,225	(403,612)	496,613

Fixed assets, net	71,750	-	71,750

Other assets	10,000	-	10,000

Intangibles	3,157,915	(3,152,300)	5,615

Total assets	$4,139,890	$(3,555,912)	$583,978

LIABILITIES
Current liabilities:
Notes payable	$345,000	$-	$345,000
Notes and advances payable to related parties	257,039	(470)	256,569
Accounts payable	19,125	-	19,125
Accrued liabilities	51,394	-	51,394
Total current liabilities	672,558	(470)	672,088
Total liabilites	672,558	(470)	672,088

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock	10,920	129	11,049
Additional paid-in capital	4,250,984	(2,064,797)	2,186,187
Accumulated deficit	(794,572)	(1,490,774)	(2,285,346)
Total shareholders' equity (deficiency)	3,467,332	(3,555,442)	(88,110)

Total liabilities and shareholders' equity (deficiency)	$4,139,890	$(3,555,912)	$583,978

Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	Restated

Sales	$2,307	$-	$2,307
Cost of sales	1,099	-	1,099
Gross income	1,208	-	1,208
Selling, general and administrative expenses	80,025	1,488,424	1,568,449
Loss from operations	(78,817)	(1,488,424)	(1,567,241)

Other income (expense):
Interest expense	(14,161)	(2,352)	(16,513)
Total other income (expense)	(14,161)	(2,352)	(16,513)

Net loss	$(92,978)	$(1,490,776)	$(1,583,754)

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.02)
Weighted average shares outstanding
- basic and diluted	100,945,172	219,348	101,164,520

Consolidated Statements of Cash Flows
	As Previously
	Reported	Adjustments	Restated

Cash flows used in operating activities:
Net loss	$(92,978)	$(1,490,776)	$(1,583,754)
Adjustments to reconcile net loss to net cash used
in operations:
Depreciation	1,840	-	1,840
Common stock issued for interest	-	2,352	2,352
Bad debt expense	75	-	75
Share compensation paid by principal shareholder	-	122,000	122,000
Transaction fee - stock-based	-	1,366,892	1,366,892
Changes in operating assets and liabilities:
Accounts receivable	-	(919)	(919)
Inventories	-	1,124	1,124
Deposits	-	(10,000)	(10,000)
Accounts payable	(12,546)	31,671	19,125
Accrued expenses	-	(16,259)	(16,259)
Net cash used in operating activities	(103,609)	6,085	(97,524)

Cash flows from financing activities:
Proceeds from advances - related party	104,977	(6,085)	98,892
Net cash provided by financing activities	104,977	(6,085)	98,892

Net increase (decrease) in cash	1,368	-	1,368
Cash at beginning of period	27	-	27
Cash at end of period	$1,395	$-	$1,395

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated September 30, 2010 for the fiscal year ended September 30, 2010 and in our subsequent filings with the Securities and Exchange Commission.

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

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

PRVCY Couture, Inc. (“PRVCY”), a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada on December 7, 2010 to receive the assets defined as the “Diamond Decision Assets” and to engage in the manufacture and sale of men’s and women’s clothing. The assets purchased were inventory, equipment, customer lists, domain names, websites, copyrighted materials, and trademarks. The purchase price to be paid by the Company to Agile was for the assets was 16,500,000 shares of Omni common stock and a $325,000 senior secured promissory note to Agile due November 14, 2011, bearing interest at 9% that is secured by substantially all assets of the Company. See Note 8 for Agile’s put right for Omni shares.  Management completed a valuation of the consideration paid and the assets acquired and determined that based on the fair value of the assets acquired as the more reliable measure, the total value of the assets acquired was $569,088 and the value assigned to the shares paid was $0.0976 per share.  In accordance with ASC 805-50-30 for acquisition of assets rather than a business. the Company used the relative fair value method of allocating the fair value to the assets acquired. In addition, since the valuation method used the fair value of the assets acquired as the more reliable measure, 14,000,000 of the 16,500,000 common shares paid were expensed as $1,366,892 of transaction costs.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Revenues

Revenues for the three months ended December 31, 2010, were $2,307 as compared to no earnings for the three months ended December 31, 2009. The reason for the commencement of revenues was a result of the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Gross Profit

Gross profit for the three months ended December 31, 2010 was $1,099 as compared to none for the three months ended December 31, 2009.

Operating Expenses

Operating Expenses incurred for the three months ended December 31, 2010 were $1,568,449 as compared to $6,392 for the three months ended December 31, 2009, an increase of $1,562,057. The increase is mainly due to the Company’s acquisition of the PRVCY Brand and expenses related to the marketing and launching of that brand for the quarter, including a transaction fee of $1,366,892.

Net Loss and Earnings Per Share

The Company’s net loss for the three months ended December 31, 2010 was $1,583,754 compared to a net loss of $11,292 for the three months ended December 31, 2009, an increase in the loss of $1,572,462. Net loss per weighted average share was ($0.02) for the three months ended December 31, 2010, as compared to $0.00 for the three months ended December 31, 2009.

Liquidity and Capital Resources

   General. At December 31, 2010, we had cash and cash equivalents of $1,395. We have historically met our cash needs through third party investors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

   Our operating activities used of cash in operations of $97,524 for the three months ended December 31, 2010, and we used cash in operations of $87 during the same period in 2009. The principal elements of cash flow from operations for the three months ended December 31, 2010 included a net loss of $1,583,754, offset primarily by a transaction fee of $1,366,892.

   Cash provided by our financing activities was $98,892 for the three months ended December 31, 2010, compared to $0 during the comparable period in 2009. This increase was attributed to a third party investor.

   As of December 31, 2010, current liabilities exceeded current assets by 1.35 times. Current assets increased from $27 at September 30, 2010 to $496,613 at December 31, 2010 whereas current liabilities increased from $239,715 at September 30, 2010 to $672,088 at December 31, 2010.

Research and Development

In the three months ended December 31, 2010, the Company did not incur any expenses on research and development and nor did it incur any expenses for the same period ending December 31, 2009

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Going Concern

   The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $2,307 and net losses of $1,583,754 ($1,366,892 represents transaction fees) for the three months ended December 31, 2010 compared to sales of $0 and net loss of $11,292 for the three months ended December 31, 2009.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit of $175,475, $88,110 and $2,285,346, respectively, at December 31, 2010, and used cash in operations of $97,524 in the three months ended December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Off Balance Sheet Arrangements

   We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company has appointed an independent director on April 1, 2011 who additionally is serving as the chairman of the Audit Committee. The Company intends to appoint additional independent directors;
2.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)  Exhibits

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

31.2 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)  Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

OMNI VENTURES, INC.

Date: February 15, 2012	By:	/s/ Christian Wicks
Christian Wicks
Interim President

Date: February 15, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian Wicks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Omni Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date: February 15, 2012

     By: /s/ Christian Wicks
     Interim President
     (Principal Executive Officer)

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce Harmon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Omni Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

      Date: February 15, 2012

      By: /s/ Bruce Harmon
      Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian Wicks, Interim President of Omni Ventures, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

       Date: February 15, 2012

       By: /s/ Christian Wicks
        Interim President
        (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce Harmon, Chief Financial Officer, of Omni Ventures, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

              Date: February 15, 2012

              By: /s/ Bruce Harmon
              Chief Financial Officer