Form 10-Q
period 2011-12-31
OMNI VENTURES INC
filed 2012-02-21
CIK 1449224

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

❑	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File number: 333-156263

Omni Ventures, Inc.
(Exact name of registrant as specified in its charter)

Kansas	26-3404322
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

637 S. Clarence St., Los Angeles, CA 90023
(Address of principal executive offices)

323-981-0205
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒       No     ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	❑	Accelerated filer	❑

Non-accelerated filer	❑	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ❑  No  ☒

As of February 13, 2012, the registrant had 109,195,172 shares of its Common Stock outstanding.

TABLE OF CONTENTS

Omni Ventures, Inc.

ITEM 1

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Balance Sheets

	December 31,	September 30,
	2011	2011
	(unaudited)

ASSETS

Current assets
Cash	$-	$20
Accounts receivable, net	1,560	28,152
Due from factor	8,570	-
Inventories	251,980	178,521

Total current assets	262,110	206,693

Fixed assets, net	57,032	60,712

Intangibles	5,615	5,615

Total assets	$324,757	$273,020

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes payable	$345,000	$345,000
Notes and advances payable to related parties	-	112,173
Accounts payable	90,516	36,364
Accrued liabilities	211,644	185,079
Accounts payable to related parties	-	10,695

Total current liabilities	647,160	689,311

Total liabilities	647,160	689,311

Commitments and contingencies (Note 8)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized, 23,124,330 and 0
Series A shares issued and outstanding, respectively (liquidation value $228,345)	23,124	23,124
Common stock, par value $0.0001, 200,000,000 shares authorized, 113,202,992 and
111,398,663 shares issued and issuable and outstanding, respectively	11,320	11,140
Additional paid-in capital	3,150,289	2,723,653
Accumulated deficit	(3,507,136)	(3,174,208)

Total shareholders' equity (deficiency)	(322,403)	(416,291)

Total liabilities and shareholders' equity (deficiency)	$324,757	$273,020

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended December 31,

	2011	2010
		(restated)

Sales	$2,512	$2,307
Cost of sales	2,104	1,099

Gross income	408	1,208

Selling, general and administrative expenses	201,462	1,568,449

Loss from operations	(201,054)	(1,567,241)

Other income (expense)
Interest expense	(20,354)	(16,513)
Loss on conversion	(111,520)	-
Total other income (expense), net	(131,874)	(16,513)

Net loss	$(332,928)	$(1,583,754)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Weighted average shares outstanding
- basic and diluted	111,408,011	101,164,520

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended December 31,
(unaudited)

	2011	2010
		(restated)

Cash flows used in operating activities:
Net loss	$(332,928)	$(1,583,754)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,680	1,840
Common stock issued for interest	9,791	2,352
Share compensation paid by principal shareholder	-	122,000
Bad debt expense	333	75
Transaction fee	-	1,366,892
Loss on settlement of debt	111,520	-
Changes in operating assets and liabilities:
Accounts receivable	26,259	(919)
Due from factor	(8,570)	-
Inventory	(73,459)	1,124
Deposits	-	(10,000)
Accounts payable	54,154	19,125
Accounts payable to related parties	(10,695)	-
Accrued expenses	26,563	(16,259)
Net cash used in operating activities	(193,352)	(97,524)

Cash flows from financing activities:
Proceeds from advances - related party
	193,332	98,892
Net cash provided by financing activities	193,332	98,892

Net increase (decrease) in cash	(20)	1,368

Cash at beginning of period	20	27

Cash at end of period	$-	$1,395

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for the acquisition of the assets	$-	$244,088

Common stock issued for trademarks	$-	$5,615

Note payable related to asset acquisition	$-	$325,000

Conversion of related party advances to common stock	$307,796	$-

Common stock issued for accrued interest	$7,500	$-

See accompanying notes to unaudited consolidated financial statements.

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Omni Ventures, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended December 31, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended September 30, 2011 filed on January 12, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)
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

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)
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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations.  For the three months ended December 31, 2011 and 2010 advertising expense was $7,706 and $5,523 respectively.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  As of December 31, 2011, there are no common stock equivalent shares outstanding.  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of December 31, 2011.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $332,928 and used cash in operating activities of $193,352 for the three months ended December 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $385,050, $322,403 and $3,507,136, respectively, at December 31, 2011.  In addition, as of the date of this report, the Company was in default on three promissory notes of which one was secured by substantially all assets of the Company.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from a related party to sustain its current level of operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING AGREEMENT

Accounts receivable December 31, 2011 is as follows:

Accounts receivable	$1,560
Due from factor	8,570
Total accounts receivable	$10,130

Bad debt write-offs during the three months ended December 31, 2011 and 2010 were $333 and $75, respectively.

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

On September 19, 2011, the Company's subsidiary entered into a one-year automatically renewable factoring agreement with Continental Business Credit, Inc. whereby the Company may sell its accounts receivable to the factor and receive initial advances of up to 80% of the accounts receivable balance sold.  The factor may retain a holdback of the unfunded portion of the accounts receivable balance to apply to factor fees or other contingencies such as vendor early payment discounts.  Such holdback will be released to the Company after any amount is applied to fees or contingencies are resolved. Under certain circumstances, advances may be provided with recourse or non-recourse depending on the credit worthiness of the customer. Non-recourse accounts are to be pre-approved as such by the factor and such approval may be withdrawn by the factor under specific circumstances as defined in the factor agreement.  The Factoring Agreement has a $300,000 credit limit, a factoring fee of 1% of up to $8 million in purchases in one year, 0.9% for purchases greater than $8 million up to $20 million, and 0.75% for purchases greater than $20 million, however, the Company is subject to minimum factoring fees in year one of $12,000 and in subsequent years the greater of $24,000 or 6% of the credit limit.   Advances are subject to a 3% annual interest charge (7% default rate) from the factoring date to the date payment is received by the factor.  Either party may terminate the agreement giving not less than 60 days written notice for the renewal terms or 30 days written notice at any other time.  There is an early termination fee equal to 2% of the then credit limit times the number of months remaining in the term.  This fee is in addition to any other existing obligations or minimum fees due to the factor. To secure obligations and performance of the Company, the factor is granted a security interest in substantially all assets of the Company.  Conditions of default are defined in the agreement and if a default occurs, the factor may among other things, including applying the default interest rate, immediately cease advances under the factor agreement.   As of December 31, 2011 the Company was in default under the financial covenant provisions of the factor agreement.

In October 2011, two invoices of approximately $28,000 included in the September 30, 2011 Accounts Receivable balance were factored without recourse.  The Company received $20,000 and the remaining approximately $8,570 is being held by the factor as a holdback.

The Company accounts for accounts receivable factored without recourse by reducing the total accounts receivable factored and establishing a Due from Factor asset account for the holdback.  For accounts factored with recourse, the advance from the factor is treated as a Due to Factor liability for the entire account receivable amount with the holdback reflected as a Due from Factor asset.

NOTE 4 – INVENTORIES

Inventories consisted of the following:
December 31,
2011

Finished Goods	$13,511
Raw Materials	155,618
Work-in-progress	82,851
Total	$251,980

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
December 31,
2011

Design and Sample Making	$26,660
Office Furniture and Equipment	46,930

Total Equipment	73,590
Less: Accumulated Depreciation	(16,558)

Property and Equipment	$57,032
Depreciation expense was $3,680 and $1,840 for the three months ended December 31, 2011 and 2010, respectively.

NOTE 6 – NOTES AND ADVANCES PAYABLE

Notes and advances payable, all classified as current at December 31, 2011, consists of the following:
Notes Payable
December 31,
2011
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

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)
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

Beginning on January 1, 2010, Globanc began advancing funding to the Company, as needed, to provide working capital to the Company.  The Company and Globanc did not have a formal agreement.  The Company and Globanc agreed on a nominal interest rate of 6% to be accrued.  The balance of advances and the above $100,000 loan and all related accrued interest totaling $228,345 as of August 15, 2011, was converted into Series A preferred stock (see Note 10) valued at the conversion amount as this was the best evidence of the preferred stock value.  Additionally, the Company and Globanc agreed that at the end of each quarter, the unpaid balance and accrued interest for advances made would be converted to common stock.  The conversion price would be the average trading price for the quarter with a discount of 25%.  As of September 30, 2011, certain advances of $112,173 were not converted.  As of December 31, 2011, advances and the accrued interest for advances made, totaling $307,797, including the balance at September 30, 2011, were converted into 1,784,329 shares of common stock.

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

NOTE 7 – ACCRUED LIABILITIES

Accrued expenses, primarily accrued consulting fees of $148,000, accrued interest of $37,613, and legal fees of $23,285, were $211,644 as of December 31, 2011.

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

On December 1, 2011, the Company signed a month-to-month lease with Jean Genie for $3,000 per month for approximately 2,500 square feet (also see Note 13).

Rent expense for the three months ended December 31, 2011 was $10,114.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  During 2011 the Company entered into agreements to allow third parties to license, distribute or act as sales agent or representative to sell, the Company’s products. Under these agreements the Company would in general be the recipient of proceeds but may be committed to pay certain compensation such as commissions, as stipulated in the agreements.   All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through December 31, 2011.  Although such agreements increase the risk of legal actions against the Company for potential non-compliance, there are no firm commitments in such agreements as of December 31, 2011.

NOTE 9 – RELATED PARTIES

In fiscal year 2010, the majority shareholder of the Company acquired the $100,000 note payable from a third party lender and also made payments on behalf of the Company, treated as advances, of approximately $52,000.

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 201(unaudited)

In fiscal year 2011, the majority shareholder paid vendors on behalf of the Company totaling $412,463, and a total balance including a $100,000 note payable and all related accrued interest totaling approximately $452,615 was converted to preferred and common stock as of September 30, 2011 (see Notes 6 and 10), while $112,173 is reflected as advance to related party at September 30, 2011.  For the three months ended December 31, 2011, the majority shareholder advanced the Company and paid vendors on behalf of the Company in the amount of $193,333.  On December 31, 2011, the Company converted the total balance due and the accrued interest on that amount, $2,921, for a total of $307,797, into 1,784,329 shares of common stock (see Note 6 and 10).

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

On November 18, 2011, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $7,500 ($0.375/share based on the trading price) to two lenders for interest (see Note 6 and Note 13).

On December 31, 2011, the Company became obligated to issue 1,784,329 shares of common stock to Globanc in exchange for the conversion of $307,797 in advances and accrued interest made to the Company (see Note 6).  The conversion price was calculated, and agreed, using the average closing price for the quarter ended December 31, 2011, which was $0.23, less a discount of 25%, thereby resulting in a per share price of  $0.1725.  The Company recognized a loss of $111,520 based on the fair value of shares of $0.23 per share or $419,317.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of December 31, 2011.  There have been no losses in these accounts through December 31, 2011.

Concentration of Accounts Receivable and Revenues

At December 31, 2011, 85% of accounts receivable was due from the factor.

During the three months ended December 31, 2011, there were no significant customer concentrations.

Concentration of Intellectual Property

The Company has applied to revive the trademark “PRVCY” and “Privacywear.”  The Company’s business is reliant on these intellectual property rights.

Concentration of Funding

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

During 2012 and 2011 a majority of the Company’s funding was provided by a principal stockholder paying Company vendors on behalf of the Company. The amounts paid were recorded as liabilities during 2012 and 2011 and then converted in total to preferred Series A and common stock as of September 30, 2011 and December 31, 2011 (see Notes 6, 9 and 10).

NOTE 12 – RESTATEMENT OF DECEMBER 31, 2010 CONSOLIDATED FINANCIAL STATEMENTS

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

Omni Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011
(unaudited)

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

NOTE 13 – SUBSEQUENT EVENTS

On February 1, 2012, the Company entered into a Commercial Lease Agreement with Jerry H. Kohen for approximately 8,200 square feet of warehouse space.  The monthly rent is $3,700.  The lease expires on January 31, 2013.

In February 2012, the Company issued the common stock issuable (through November 2011) to Globanc, Garrett, and Hill (see Note 10).

On February 15, 2012, the Company issued the common stock issuable to Globanc for the converted loans and advances balance at December 31, 2011 (see Note 6).

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated September 30, 2011 for the fiscal year ended September 30, 2011 and in our subsequent filings with the Securities and Exchange Commission.

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

Plan of Operation

The Company was a startup company that was incorporated in Kansas on August 14, 2008.

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

Results of Operations

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Revenue. For the three months ended December 31, 2011, our revenue was $2,512, compared to $2,307 for the same period in 2010. This increase in revenue was insignificant.

Gross Profit / Loss. For the three months ended December 31, 2011, our gross profit was $408, compared to $1,208 for the same period in 2010. This decrease was insignificant.

Selling, General and Administrative Expenses. For the three months ended December 31, 2011, selling, general and administrative expenses were $201,462 compared to $1,568,449 for the same period in 2010, a decrease of 87.2%.  This decrease was primarily due to stock-based transaction fees of $1,366,892 recorded for the three months ended December 31, 2010.  The actual selling, general and administrative expenses for the three months ended December 31, 2010 were $201,557.  Therefore, there was a decrease of $95.

Net Loss. We generated net losses of $332,928 for the three months ended December 31, 2011 compared to $1,583,754 for the same period in 2010, a decrease of 79.0%.  Factoring out the transaction fee of $1,366,892, the net loss for 2010 would have been $216,862, therefore, there was an increase of $116,066, or 53.5%, which is primarily attributable to a loss on conversion, of $111,520 due to the calculation of the conversion based on the average price and a discount of 25%, related to the Globanc conversion of the balance due to Globanc to common stock.

Liquidity and Capital Resources

General. At December 31, 2011, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $193,352 for the three months ended December 31, 2011, and we used cash in operations of $97,524 during the same period in 2010. The principal elements of cash flow from operations for the three months ended December 31, 2011 included a net loss of $332,928 offset primarily by loss on conversion of $111,520 due to the calculation of the conversion based on an average price and a discount of 25%.

Cash generated in our financing activities was $193,332 for the three months ended December 31, 2011, compared to cash generated of $98,892 during the comparable period in 2010.  The $193,332 relates to advances from our majority shareholder.

As of December 31, 2011, current liabilities exceeded current assets by 2.47 times. Current assets increased from $206,693 at December 31, 2010 to $262,110 at December 31, 2011 whereas current liabilities decreased from $689,311 at December 31, 2010 to $647,160 at December 31, 2011.

	For the three months ended
	December 31,
	2011	2010
Cashed used in operating activities	$(193,352)	$(97,524)
Cashed used in investing activities	-	-
Cash provided by financing activities	193,332	98,892
Net Changes to cash	$(20)	$1,368

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $2,512 and net losses of $332,928 for the three months ended December 31, 2011 compared to sales of $2,307 and net loss of $1,583,754 for the three months ended December 31, 2010.  The Company used cash in operations for the three months ended December 31, 2011 of $193,352.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $385,050, $322,403 and $3,507,136, respectively, at December 31, 2011.  In addition, the Company, as of the date of this report, was in default on three promissory notes, one of which is secured by substantially all assets of the Company.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

 ITEM 4

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

As of the end of the period covered by the Form 10-K for fiscal year 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
31.1 (3)
Certification of Chief Executive Officer of Omni Ventures, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (3)
Certification of Chief Financial Officer of Omni Ventures, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of Chief Executive Officer of Omni Ventures, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (3)	Certification of Chief Financial Officer of Omni Ventures, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)      Previously filed with the Form 8-K filed on April 16, 2010 and is incorporated herein by reference.
(2)      Previously filed with the Form 10-Q for the period ended June 30, 2010 and is incorporated herein by reference.
(3)      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

OMNI VENTURES, INC.

Date: February 21, 2012	By:	/s/ Christian Wicks
Christian Wicks
Interim President

Date: February 21, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer