Form 10-Q/A
period 2011-03-31
OMNI VENTURES INC
filed 2012-05-21
CIK 1449224

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

10940 Parallel Parkway, Suite K-257, Kansas City, KS 66109
 (Address of Principal Executive Offices) (Zip Code)

(913) 981-0823
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐      No   ☒
The number of shares outstanding of the Registrant’s common stock as of March 31, 2011: 110,485,175 shares of common stock.

EXPLANATORY NOTE

Omni Ventures, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-Q/A (this “Amendment No. 3”) to reflect the effects of reporting errors.  These errors related to the recording of the fair value of the acquisition in December 2010 of the assets of Diamond Assets, as discussed within this amended filing.  The Company had an independent appraisal completed and reported the effect of it in its Form 10-K for the period ended September 30, 2011.  The impact on the financial statements of the Company was in the first quarter of fiscal year 2011.  The Form 10-Q for the period ended March 31, 2011 has been previously amended.  The Form 10-Q for the period ended June 30, 2011 will be amended, as applicable, due to this first quarter 2011 adjustment.

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

TABLE OF CONTENTS

OMNI VENTURES, INC.

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Balance Sheets

	March 31,	September 30,
	2011	2010
	(unaudited)
	Restated - Note 9

ASSETS

Current assets
Cash	$2,864	$27
Accounts receivable, net	11,774	-
Inventories	289,572	-

Total current assets	304,210	27

Fixed assets, net	67,771	-

Other assets	10,000	-

Intangibles	5,615	-

Total assets	$387,596	$27

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes payable	$345,000	$20,000
Notes and advances payable to related parties	155,396	152,062
Accounts payable and accrued liabilities	83,345	67,653

Total current liabilities	583,741	239,715

Total liabilities	583,741	239,715

Commitments and contingencies (Note 8)

Shareholders' deficiency
Common stock, par value $0.0001, 200,000,000 shares authorized, 110,485,172 and
92,695,172 shares issued and issuable and outstanding, respectively	11,049	9,270
Additional paid-in capital	2,186,187	452,634
Accumulated deficit	(2,393,381)	(701,592)

Total shareholders' deficiency	(196,145)	(239,688)

Total liabilities and shareholders' deficiency	$387,596	$27

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	Restated - Note 9		Restated - Note 9

Sales	$257,768	$-	$260,075	$-
Cost of sales	209,464	-	210,563	-

Gross income	48,304	-	49,512	-

Selling, general and administrative expenses	143,403	14,056	1,711,852	20,449

Income (loss) from operations	(95,099)	(14,056)	(1,662,340)	(20,449)

Other income (expense)
Interest expense	(12,636)	(4,461)	(29,149)	(9,361)
Impairment of fixed asset	(300)	-	(300)	-
Total other income (expense), net	(12,936)	(4,461)	(29,449)	(9,361)

Net income (loss)	$(108,035)	$(18,517)	$(1,691,789)	$(29,810)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding
- basic and diluted	110,485,172	102,689,787	105,773,634	102,689,787

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	March 31,
	2011	2010
	Restated - Note 9

Cash flows provided by (used in) operating activities:
Net loss	$ (1,691,789)	$ (29,810)
Adjustments to reconcile net loss to net cash provided by (used) in operations:
Depreciation	5,519	-
Common stock issued for interest	-	400
Impairment of fixed asset	300	-
Bad debt expense	1,164	-
Share compensation paid by principal shareholder	122,000	-
Transaction fee	1,366,892	-
Changes in operating assets and liabilities:
Accounts receivable	(12,938)	-
Inventories	205,926	-
Deposits	(10,000)	-
Accounts payable and accrued expenses	18,044	29,233
Net cash provided by (used in) operating activities	5,118	(177)

Cash flows used in financing activities:
Payments on advances - related party	(2,281)	-
Net cash used in financing activities	(2,281)	-

Net increase (decrease) in cash	2,837	(177)

Cash at beginning of period	27	186

Cash at end of period	$ 2,864	$ 9

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued for the acquisition of the assets	$ 244,088	$ -

Common stock issued for trademarks	$ 5,615	$ -

Note payable related to asset acquisition	$ 325,000	$ -

See accompanying notes to unaudited consolidated financial statements.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Note 1 Basis of Presentation

Omni Ventures, Inc. (the “Company,” “we,” “us,” “our” or “Omni”) is a Kansas corporation formed on August 14, 2008.

The consolidated financial statements include the accounts of Omni Ventures, Inc. and its wholly-owned subsidiary, PRVCY Couture, Inc.

The accompanying unaudited consolidated financial statements of Omni Ventures, Inc. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended March 31, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K/A for the year ended September 30, 2010 filed on January 11, 2011 and amended on January 12, 2011, March 14, 2011, and April 5, 2011, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At March 31, 2011 and September 30, 2010, respectively, there were no balances that exceeded the federally insured limit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2011 and September 30, 2010, respectively, the Company had no cash equivalents.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

The computation of basic and diluted loss per share since inception are equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

Leases

On November 15, 2010, the Company entered into a lease of approximately 9,000 square feet for a term of 5 years in Norco, California at a base rent of $6,468 per month.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company has one operating segment as of March 31, 2011.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2011 through the date these financial statements were issued.

Note 3 - Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $1,691,789 (includes $1,366,892 of stock-based transaction fee).  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $279,531, $196,145 and $2,393,381, respectively, at March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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
March 31, 2011
(Unaudited)

Note 5 – Notes and Advances Payable – Related Parties and Other

Notes and advances payable, all classified as current at March 31, 2011 consists of the following:
Notes Payable
March 31,
2011
Samuel L. Hill	$10,000
Gene Garrett	10,000
Agile Opportunity Fund, LLC	325,000
Total	$345,000

Notes and Advances Payable - Related Parties
March 31,
2011
Globanc Corporation	$100,000
Globanc Corporation (advances)	55,396
Total	$155,396

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

On May 18, 2009, the Company secured a note for $10,000 from Samuel L. Hill (“Hill”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 which was recorded as issuable and will be issued subsequently.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, and the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the fourth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement (see Note 7).

On May 18, 2009, the Company secured a note for $10,000 from Gene Garrett (“Garrett”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and will be issued in January 2012.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, and the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the fourth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement (see Note 7).

Beginning on January 1, 2010, Globanc began advancing funding to the Company, as needed, to provide working capital to the Company.  The Company and Globanc did not have a formal agreement.  The Company and Globanc agreed on a nominal interest rate of 6% to be accrued.

On November 15, 2010, the Company issued a senior secured promissory note for $325,000 to Agile in conjunction with the acquisition of certain assets of Diamond Assets (see Note 2).  The note matures on November 15, 2011.  The note provides for interest at 9% payable on the last day of each calendar month.  After November 15, 2011, if the note is in default, interest will be 17%.  The note is secured by substantially all assets of the Company.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
Note 6 – Related Parties

Professional fees in the amount of $1,950 were incurred in 2010 for consulting fees regarding merger and acquisition advice from a firm which is controlled by an officer of the Company.

In December 2010, the majority shareholder of the Company acquired the $100,000 note payable from a third party lender.  As of March 31, 2011, the third party made payments on behalf of the Company, treated as advances, and advanced the Company, a net of $55,396.

Note 7 – Common Stock

On November 15, 2010, the Company acquired certain assets, including intangible assets, from Diamond Decision Assets.  The Company issued 16,500,000 shares of common stock (14,000,000 to Agile and 2,500,000 to the bankruptcy court trustee) in conjunction with the agreement.  A formal valuation of the shares was performed resulting in a value of $0.0976 per share. The 14,000,000 portion of the shares were considered a transaction fee to be expensed at $1,366,892 and the 2,500,000 portion was valued at $244,088 and included as part of the purchase price allocation (see Note 2).

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

Note 9 – Restatement of March 31, 2011 Consolidated Financial Statements

In the September 30, 2011 audit of the consolidated financial statements of the Company, management determined that the transaction related to the acquisition of the Diamond Assets in December 2010 was incorrectly accounted for in the financial statements at March 31, 2011, and for the three and six months then ended.

The restated consolidated balance sheet, consolidated statements of operations, and consolidated statements of cash flows as of March 31, 2011 are as follows:

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Consolidated Balance Sheet	March 31, 2011	March 31, 2011	March 31, 2011
	As Previously
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash	$2,864	$-	$2,864
Accounts receivable, net	11,774	-	11,774
Inventories	693,184	(403,612)	289,572
Total current assets	707,822	(403,612)	304,210

Fixed assets, net	68,071	(300)	67,771

Other assets	10,000	-	10,000

Intangibles	3,095,665	(3,090,050)	5,615

Total assets	$3,881,558	$(3,493,962)	$387,596

LIABILITIES
Current liabilities:
Notes payable	$345,000	$-	$345,000
Notes and advances payable to related parties	155,396	-	155,396
Accounts payable and accrued liabilities	83,814	(469)	83,345
Total current liabilities	584,210	(469)	583,741
Total liabilites	584,210	(469)	583,741

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock	10,920	129	11,049
Additional paid-in capital	4,250,984	(2,064,797)	2,186,187
Accumulated deficit	(964,556)	(1,428,825)	(2,393,381)
Total shareholders' equity (deficiency)	3,297,348	(3,493,493)	(196,145)

Total liabilities and shareholders' equity (deficiency)	$3,881,558	$(3,493,962)	$387,596

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Consolidated Statement of Operations	For the Three Months Ended March 31, 2011
	As Previously
	Reported (a)	Adjustments	Restated

Sales	$257,768	$-	$257,768
Cost of sales	209,464	-	209,464
Gross income	48,304	-	48,304
Selling, general and administrative expenses	143,403	-	143,403
Loss from operations	(95,099)	-	(95,099)

Other income (expense):
Impairment of fixed asset	(300)	-	(300)
Interest expense	(12,636)	-	(12,636)
Total other income (expense)	(12,936)	-	(12,936)

Net loss	$(108,035)	$-	$(108,035)

Basic and diluted net loss per share	$(0.00)	$-	$(0.00)
Weighted average shares outstanding
- basic and diluted	110,485,172	-	110,485,172

Consolidated Statement of Operations	For the Six Months Ended March 31, 2011
	As Previously
	Reported (a)	Adjustments	Restated

Sales	$260,075	$-	$260,075
Cost of sales	210,563	-	210,563
Gross income	49,512	-	49,512
Selling, general and administrative expenses	285,679	1,426,173	1,711,852
Loss from operations	(236,167)	(1,426,173)	(1,662,340)

Other income (expense):
Impairment of fixed asset	-	(300)	(300)
Interest expense	(26,797)	(2,352)	(29,149)
Total other income (expense)	(26,797)	(2,652)	(29,449)

Net loss	$(262,964)	$(1,428,825)	$(1,691,789)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding
- basic and diluted	105,773,634	-	105,773,634

(a) In the Company's prior filing of Form 10-Q and Form 10-Q/A for the three and six months ended March 31, 2011, the Consolidated Statements of Operations was not included therefore this representation is the first disclosure of that period.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

Consolidated Statement of Cash Flows	For the Six Months Ended March 31, 2011
	As Previously
	Reported	Adjustments	Restated

Cash flows used in operating activities:
Net loss	$(262,964)	$(1,428,825)	$(1,691,789)
Adjustments to reconcile net loss to net cash used
in operations:
Depreciation	67,769	(62,250)	5,519
Impairment of fixed assets	-	300	300
Bad debt expense	1,089	75	1,164
Share compensation paid by principal shareholder	-	122,000	122,000
Transaction fee - stock-based	-	1,366,892	1,366,892
Changes in operating assets and liabilities:
Accounts receivable	-	(12,938)	(12,938)
Inventories	-	205,926	205,926
Deposits	-	(10,000)	(10,000)
Accounts payable and accrued expenses	(16,161)	34,205	18,044
Net cash used in operating activities	(210,267)	215,385	5,118

Cash flows used in investing activities:
Purchase of property and equipment	-	-	-
Purchase of intangible assets	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from/ payments on advances - related party	213,104	(215,385)	(2,281)
Net cash provided by financing activities	213,104	(215,385)	(2,281)

Net increase (decrease) in cash	2,837	-	2,837
Cash at beginning of period	27	-	27
Cash at end of period	$2,864	$-	$2,864

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

Revenues for the three months ended March 31, 2011, were $257,768 as compared to no earnings for the three months ended March 31, 2010. The reason for the commencement of revenues was a result of the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $48,304 as compared to none for the three months ended March 31, 2010.

Operating Expenses

Operating Expenses incurred for the three months ended March 31, 2011 were $143,403 as compared to $14,056 for the three months ended March 31, 2010, an increase of $129,347. The increase is mainly due to the Company’s acquisition of the PRVCY Brand and expenses related to the marketing and launching of that brand for the quarter.

Net Loss and Earnings Per Share

The Company’s net loss for the three months ended March 31, 2011 was $108,035 compared to a net loss of $18,517 for the three months ended March 31, 2010, an increase in the loss of $89,518. Net loss per weighted average share was ($0.00) for the three months ended March 31, 2011, as compared to $0.00 for the three months ended March 31, 2010.

Six Months Ended March 31, 2011 Compared to the Six Months Ended March 31, 2010

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

Operating Expenses

Operating Expenses incurred for the six months ended March 31, 2011 were $1,711,852 as compared to $20,449 for the six months ended March 31, 2010, an increase of $1,691,403. The increase is mainly due to the Company’s acquisition of the PRVCY Brand and expenses related to the marketing and launching of that brand for the quarter, including a transaction fee of $1,366,892.

Net Loss and Earnings Per Share

The Company’s net loss for the six months ended March 31, 2011 was $1,691,789 compared to a net loss of $29,810 for the six months ended March 31, 2010, an increase in the loss of $1,661,979. Net loss per weighted average share was ($0.02) for the six months ended March 31, 2011, as compared to $0.00 for the six months ended March 31, 2010.

Liquidity and Capital Resources

   General. At March 31, 2011, we had cash and cash equivalents of $2,864. We have historically met our cash needs through third party investors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

   Our operating activities provided cash in operations of $5,118 for the six months ended March 31, 2011, and we used cash in operations of $177 during the same period in 2010. The principal elements of cash flow from operations for the six months ended March 31, 2011 included a net loss of $1,691,789, offset primarily by a transaction fee of $1,366,892.

   Cash provided by our financing activities was $2,281 for the three months ended March 31, 2011, compared to $0 during the comparable period in 2010. This increase was attributed to a third party investor.

   As of March 31, 2011, current liabilities exceeded current assets by 1.9 times. Current assets increased from $27 at September 30, 2010 to $304,210 at March 31, 2011 whereas current liabilities increased from $239,715 at September 30, 2010 to $583,741 at March 31, 2011.

Research and Development

In the six months ended March 31, 2011, the Company did not incur any expenses on research and development, nor did it incur any expenses for the same period ending March 31, 2010

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Going Concern

   The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $260,075 and net losses of $1,691,789 ($1,366,892 represents transaction fees) for the six months ended March 31, 2011 compared to sales of $0 and net loss of $29,810 for the six months ended March 31, 2010.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit of $279,531, $196,145 and $2,393,381, respectively, at March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

OMNI VENTURES, INC.

Date: May 21, 2012	By:	/s/ Christian Wicks
Christian Wicks
Interim President

Date: May 21, 2012	By:	/s/ Bruce Harmon
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

     Date: May 21, 2012

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

      Date: May 21, 2012

      By: /s/ Bruce Harmon
      Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian Wicks, Interim President of Omni Ventures, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

       Date: May 21, 2012

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce Harmon, Chief Financial Officer, of Omni Ventures, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

              Date: May 21, 2012

              By: /s/ Bruce Harmon
              Chief Financial Officer