Form 10-Q
period 2012-03-31
OMNI VENTURES INC
filed 2012-05-21
CIK 1449224

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

913-981-0823
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                            ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes  ☒  No

On June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $75,344,669, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.69.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of May 9, 2012 the registrant had 140,951,822 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

Omni Ventures, Inc.

ITEM 1

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Balance Sheets

	March 31,	September 30,
	2012	2011
	(unaudited)

ASSETS

Current assets
Cash	$8,188	$20
Accounts receivable, net	1,001	28,152
Due from factor	2,466	-
Prepaid expenses	5,000	-
Inventories	261,830	178,521

Total current assets	278,485	206,693

Fixed assets, net	47,603	60,712

Intangibles	5,615	5,615

Other assets	11,000	-

Total assets	$342,703	$273,020

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Notes payable	$345,000	$345,000
Notes and advances payable to related parties	50,391	112,173
Accounts payable	77,617	36,364
Accounts payable to related parties	-	10,695
Accrued liabilities	276,104	185,079

Total current liabilities	749,112	689,311

Total liabilities	749,112	689,311

Commitments and contingencies (Note 8)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized, 23,124,330 and 23,124,330
Series A shares issued and outstanding, respectively (liquidation value $228,345)	23,124	23,124
Common stock, par value $0.0001, 200,000,000 shares authorized, 140,951,822 and
111,398,663 shares issued and issuable and outstanding, respectively	14,095	11,140
Additional paid-in capital	7,226,596	2,723,653
Accumulated deficit	(7,670,224)	(3,174,208)

Total shareholders' equity (deficiency)	(406,409)	(416,291)

Total liabilities and shareholders' equity (deficiency)	$342,703	$273,020

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31	March 31	March 31	March 31
	2012	2011	2012	2011

Sales	$(1,978)	$257,768	$534	$260,075
Cost of sales	1,359	209,464	3,463	210,563

Gross profit (loss)	(3,337)	48,304	(2,929)	49,512

Selling, general and administrative expenses	86,586	143,403	288,048	1,711,852

Loss from operations	(89,923)	(95,099)	(290,977)	(1,662,340)

Other income (expense)
Interest expense	(17,566)	(12,636)	(37,920)	(29,149)
Loss on settlement of debt	(4,079,081)	-	(4,190,601)	-
Impairment of fixed assets	(5,750)	(300)	(5,750)	(300)
Gain on settlement of debt	29,232	-	29,232	-
Total other income (expense), net	(4,073,165)	(12,936)	(4,205,039)	(29,449)

Net loss	$(4,163,088)	$(108,035)	$(4,496,016)	$(1,691,789)

Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.04)	$(0.02)

Weighted average shares outstanding
- basic and diluted	115,999,355	110,485,172	113,805,314	105,773,634

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended March 31,
(unaudited)

	2012	2011

Cash flows used in operating activities:
Net loss	$(4,496,016)	$(1,691,789)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7,359	5,519
Share compensation paid by principal shareholder	-	122,000
Bad debt expense	333	1,164
Transaction fee	-	1,366,892
Loss on settlement of debt	4,190,602	-
Gain on settlement of debt	(29,232)	-
Impairment of fixed assets	5,750	300
Changes in operating assets and liabilities:
Accounts receivable	26,818	(12,938)
Due from factor	(2,466)	-
Prepaid expenses	(5,000)	-
Inventory	(83,309)	205,926
Other assets	(11,000)	(10,000)
Accounts payable	81,378	18,044
Accounts payable to related parties	(10,695)	-
Accrued expenses	63,000	-
Accrued interest	37,816	-
Net cash used in operating activities	(224,662)	5,118

Cash flows from financing activities:
Proceeds from advances - related party	232,830	(2,281)
Net cash provided by financing activities	232,830	(2,281)

Net increase (decrease) in cash	8,168	2,837

Cash at beginning of period	20	27

Cash at end of period	$8,188	$2,864

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for the acquisition of the assets	$-	$244,088

Common stock issued for trademarks	$-	$5,615

Note payable related to asset acquisition	$-	$325,000

Common stock issued for advances and accrued interest on advances	$307,796	$-

Common stock issued for accrued interest on notes payable	$7,500	$-

See accompanying notes to unaudited consolidated financial statements.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
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

PRVCY Couture, Inc. (“PRVCY”), a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada on December 7, 2010 to receive the assets defined as the “Diamond Decision Assets” and to engage in the manufacture and sale of men’s and women’s clothing. The assets purchased were inventory, equipment, customer lists, domain names, websites, copyrighted materials, and trademarks. The purchase price to be paid by the Company to Agile was for the assets was 16,500,000 shares of Omni common stock and a $325,000 senior secured promissory note to Agile due November 14, 2011, bearing interest at 9% that is secured by substantially all assets of the Company. See Note 6 for Agile’s put right for Omni shares which expired in September 2011.  Management completed a valuation of the consideration paid and the assets acquired and determined that based on the fair value of the assets acquired as the more reliable measure, the total value of the assets acquired was $569,088 and the value assigned to the shares paid was $0.0976 per share.  In accordance with ASC 805-50-30 for acquisition of assets rather than a business. the Company used the relative fair value method of allocating the fair value to the assets acquired. In addition, since the valuation method used the fair value of the assets acquired as the more reliable measure, 14,000,000 of the 16,500,000 common shares paid were expensed as $1,366,892 of transaction costs (see Note 10).  The relative fair value assigned to the assets acquired, which in this case was the same as the fair value was as follows:

Inventory	$495,498
Design and Sample Making Equipment	26,660
Office Furniture and Equipment	46,930
Intangible Assets (1)	-
Total	$569,088

(1) The intangible assets include trademarks, copyrights, domain names, websites, and customer lists. These assets were assigned a zero fair value.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Omni Ventures, Inc. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended March 31, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended September 30, 2011 filed on January 12, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited
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

The Company follows the guidance of ASC 605-25-50, “Revenue Recognition, Customer Payments” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)
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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations.  For the six months ended March 31, 2012 and 2011 advertising expense was $6,956 and $18,024 respectively.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  As of March 31, 2012, there are no common stock equivalent shares outstanding.  Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of March 31, 2012.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $4,496,016 ($4,190,601 related to losses on settlement of debt) and used cash in operating activities of $224,662 for the six months ended March 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $470,627, $406,409 and $7,670,224, respectively, at March 31, 2012.  In addition, as of the date of this report, the Company was in default on three promissory notes of which one was secured by substantially all assets of the Company.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from a related party to sustain its current level of operations.

Management is negotiating significant financing which should facilitate the necessary funding needs of the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING AGREEMENT

Accounts receivable as of March 31, 2012 is as follows:

Accounts receivable, net	$1,001
Due from factor	2,466
Total accounts receivable	$3,467

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

Bad debt write-offs during the six months ended March 31, 2012 and 2011 were $333 and $1,164, respectively.

On September 19, 2011, the Company's subsidiary entered into a one-year automatically renewable factoring agreement with Continental Business Credit, Inc. whereby the Company may sell its accounts receivable to the factor and receive initial advances of up to 80% of the accounts receivable balance sold.  The factor may retain a holdback of the unfunded portion of the accounts receivable balance to apply to factor fees or other contingencies such as vendor early payment discounts.  Such holdback will be released to the Company after any amount is applied to fees or contingencies are resolved. Under certain circumstances, advances may be provided with recourse or non-recourse depending on the credit worthiness of the customer. Non-recourse accounts are to be pre-approved as such by the factor and such approval may be withdrawn by the factor under specific circumstances as defined in the factor agreement.  The Factoring Agreement has a $300,000 credit limit, a factoring fee of 1% of up to $8 million in purchases in one year, 0.9% for purchases greater than $8 million up to $20 million, and 0.75% for purchases greater than $20 million, however, the Company is subject to minimum factoring fees in year one of $12,000 and in subsequent years the greater of $24,000 or 6% of the credit limit.   Advances are subject to a 3% annual interest charge (7% default rate) from the factoring date to the date payment is received by the factor.  Either party may terminate the agreement giving not less than 60 days written notice for the renewal terms or 30 days written notice at any other time.  There is an early termination fee equal to 2% of the then credit limit times the number of months remaining in the term.  This fee is in addition to any other existing obligations or minimum fees due to the factor. To secure obligations and performance of the Company, the factor is granted a security interest in substantially all assets of the Company.  Conditions of default are defined in the agreement and if a default occurs, the factor may among other things, including applying the default interest rate, immediately cease advances under the factor agreement.   As of March 31, 2012 the Company was in default under the financial covenant provisions of the factor agreement.

In October 2011, two invoices of approximately $28,000 included in the September 30, 2011 accounts receivable balance were factored without recourse.  The Company received $20,000 and the remaining approximately $8,570 was being held by the factor as a holdback as of December 31, 2011.  As of March 31, 2012, the balance due to the Company is $2,466.

The Company accounts for accounts receivable factored without recourse by reducing the total accounts receivable factored and establishing a Due from Factor asset account for the holdback.  For accounts factored with recourse, the advance from the factor is treated as a Due to Factor liability for the entire account receivable amount with the holdback reflected as a Due from Factor asset.

NOTE 4 – INVENTORIES

Inventories consists of the following:
March 31,
2012

Finished Goods	$130,345
Raw Materials	37,634
Work in Progress	93,851
Total	261,830

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

March 31,
2012

Design and Sample Making Equipment	$24,660
Office Furniture and Equipment	43,180

Total Equipment	67,840
Less: Accumulated Depreciation	(20,237)

Property and Equipment, net	$47,603

As stated in Note 12, the Company has been prevented from access to certain assets which are controlled by our former landlord. Accordinly, the Company has recorded an impairment loss of $5,750 relating to those assets.

Depreciation expense was $7,359 and $5,519 for the six months ended March 31, 2012 and 2011, respectively.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)
NOTE 6 – NOTES AND ADVANCES PAYABLE

Notes and advances payable, all classified as current at March 31, 2012, consists of the following:

Notes Payable
March 31,
2012
Samuel L. Hill	$10,000
Gene Garrett	10,000
Agile Opportunity Fund, LLC	325,000
Total	$345,000

Notes and Advances Payable - Related Parties
March 31,
2012
Globanc Corporation (advances)	$50,391
Total	$50,391

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

On May 18, 2009, the Company secured a note for $10,000 from Samuel L. Hill (“Hill”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and was issued in January 2012.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the fourth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement. On November 18, 2011, the Company became obligated to issue 10,000 shares of common stock, having a fair value of $3,750 ($0.375/share based on the trading price), which was issued in January 2012 (see Note 10). On November 18, 2011 the Company became obligated to issue 10,000 shares of common stock, having a fair value of $3,750 ($.0375/ share based on the trading price). which was issued in January 2012 (see Note 10).

On May 18, 2009, the Company secured a note for $10,000 from Gene Garrett (“Garrett”).  The note matured on May 18, 2010 and is in default.  The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010.  The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and was issued in January 2012.  All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock.  The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the fourth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement. On November 18, 2011 the company became obligated to issue 10,000 shares of common stock, having a fair value of $3,750 ($0.375/ share based on the trading price), which was issued in January 2012 (see Note 10).

Beginning on January 1, 2010, Globanc, a related party, began advancing funding to the Company, as needed, to provide working capital to the Company.  The Company and Globanc did not have a formal agreement.  The Company and Globanc agreed on a nominal interest rate of 6% to be accrued.  The balance of advances and the above $100,000 loan and all related accrued interest totaling $228,345 as of August 15, 2011, was converted into Series A preferred stock (see Note 10) valued at the conversion amount as this was the best evidence of the preferred stock value.  Additionally, the Company and Globanc agreed that at the end of each quarter, the unpaid balance and accrued interest for advances made would be converted to common stock.  The conversion price would be the average trading price for the quarter with a discount of 25%.  As of September 30, 2011, certain advances of $112,173 were not converted.  As of December 31, 2011, advances and the accrued interest for advances made, totaling $307,797, including the balance at September 30, 2011, were converted into 1,784,329 shares of common stock valued at $419,317 based on the closing price stock on December 31, 2011 of $0.0235 per share, and the Company recorded a loss on settlement of debt for $111,520. Subsequently on March 22, 2012, the prior 2011 conversions were modified due tovaluation issues and an additional 27,748,830 anti-dilutive shares of common stock were issued, valued at $4,079,081 based on $.0147 quoted trading price on the anti-dilutive issuance agreement dated as of March 22,2012, and recorded as a loss on settlement of debt in the accompanying consolidated statement of operations. The Company and Globanc agreed to suspend conversions of advances made after Decmeber 31, 2011 and therefore advances of approximately $50,000 made in the three months ending March 31, 2012 are reflected as Notes and advances payable-related party in the accompanying consolidated financial statements at March 31, 2012.

On November 15, 2010, the Company issued a senior secured promissory note for $325,000 to Agile in conjunction with the acquisition of certain assets of Diamond Assets (see Note 1).  The note matured on November 15, 2011 and is in default with regard to principal and interest payments.  The Company is negotiating an extension.  The note provides for interest at 9% payable on the last day of each calendar month.  After November 15, 2011, due to the default, interest will be 17%.  The note is secured by substantially all assets of the Company.

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

NOTE 7 – ACCRUED LIABILITIES

Accrued expenses consisted primarily of accrued consulting fees of $139,000, accrued interest of $55,705, and other payables of $81,399, were $276,104 as of March 31, 2012.

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)
NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

The Company has an outstanding legal issue with Michael Long in regards to a claim of unpaid compensation of approximately $25,000.  The Company believes that the claim is not valid and will pursue all actions to remedy it accordingly.

The Company filed a lawsuit on April 27, 2012 in PRVCY Couture, Inc. v Jean Genie, Kendrick Kim, and Does 1-X, Case Number BC483445, in the Superior Court of the State of California, County of Los Angeles.  The Company has filed a Complaint for Damages for Conversion; Prayer for Writ of Possession.  The Company has stated that the defendant has not afforded the Company the right to retrieve various fixed assets which allegedly the defendant has possession of.  Additionally, the Company claims damages related to the necessity to evacuate the premises due to the alleged situation between the defendant and its landlord.  Mr. Kim was a member of the Company’s board of directors at the time and the Company alleges he had a conflict of interest by maintaining various assets including computers necessary for the Company to maintain its business records.  Mr. Kim was terminated as a director by a Written Consent of the Holders of a Majority of the Voting Stock.  See Note 8 – Leases.

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

On December 1, 2011, the Company signed a one year lease with Jean Genie for $3,000 per month for approximately 2,500 square feet (also see Note 12).  In February 2012, due to the landlord allegedly having contractual issues with its landlord, the Company moved out of these premises.  On April 27, 2012, the Company filed a lawsuit against Jean Genie and other third parties (see Note 8 – Legal and Note 12).

On March 1, 2012, the Company entered into a lease for office space with Defiance USA (“Defiance”).  The lease is for one year for $5,000 per month.  The owner of Defiance is a related party to an officer and director of the Company (see Note 9).

Rent expense for the six months ended March 31, 2012 was $20,314.

Other Commitments

The Company entered into a contract with The Loft Entertainment to provide social media deals for PRVCY.  The contract commited the Company to payments of $75,000 of which $0 was incurred as of March 31, 2012.  Subsequent to March 31, 2012, the $75,000 was paid by the Company for all obligations which were completed in May 2012.

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  During 2011 the Company entered into agreements to allow third parties to license, distribute or act as sales agent or representative to sell, the Company’s products. Under these agreements the Company would in general be the recipient of proceeds but may be committed to pay certain compensation such as commissions, as stipulated in the agreements.   All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through March 31, 2012.  Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than disclosed above, there are no firm commitments in such agreements as of March 31, 2012.

NOTE 9 – RELATED PARTIES

Beginning on January 1, 2010, Globanc, a related party, began advancing funding to the Company, as needed, to provide working capital to the Company.  The Company and Globanc did not have a formal agreement.  The Company and Globanc agreed on a nominal interest rate of 6% to be accrued.  The balance of advances and the above $100,000 loan and all related accrued interest totaling $228,345 as of August 15, 2011, was converted into Series A preferred stock (see Note 10) valued at the conversion amount as this was the best evidence of the preferred stock value.  Additionally, the Company and Globanc agreed that at the end of each quarter, the unpaid balance and accrued interest for advances made would be converted to common stock.  The conversion price would be the average trading price for the quarter with a discount of 25%.  As of September 30, 2011, certain advances of $112,173 were not converted.  As of December 31, 2011, advances and the accrued interest for advances made, totaling $307,797, including the balance at September 30, 2011, were converted into 1,784,329 shares of common stock valued at $419,317 based on the closing price of stock on December 31, 2011 of $0.235 per share, and the Company recorded a loss on settlement of debt for $111,520.  Subsequently on March 22, 2012, the prior 2011 conversions were modified due to valuation issues and an additional 27,748,830 anti-dilutive shares of common stock were issued, valued at $4,079,081 based on the $0.147 quoted trading price on the anti-dilutive issuance agreement date as of March 22, 2012, and recorded as a loss on settlement of debt in the accompanying consolidated statement of operations.  The Company and Globanc agreed to suspend conversions of advances made after December 31, 2011 and therefore advances of approximately $50,000 made in the three months ending March 31, 2012 are reflected as Notes and advances payable-related party in the accompanying consolidated financial statements at March 31, 2012.

In March 2012, the Company entered into a lease for office space with Definance (see Note 8).  Defiance is owned by Christopher Wicks, the father of our President and Director, Christian Wicks.  The lease was negotiated on reasonable and customary terms.

In April 2012, PRVCY entered into an agreement with Centralized Strategic Placements, Inc. (“CSP”) to facilitate becoming a merchant with the Army Air Force Exchange Service (“AAFES”).  CSP is a wholly-owned subsidiary of eLayaway, Inc. (ELAY.QB).  The Company’s CFO, Bruce Harmon, is the CFO and Chairman of eLayaway, Inc.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)

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

In January 2012, the Company issued all obligated issuances as of December 31, 2011.

On March 22, 2012, the Company issued Globanc an additional 27,748,830 anti-dilutive shares of common stock valued at $4,079,081 based on the $0.147 quoted trading price on the anti-dilutive agreement dated as of March 22, 2012, and computed based on prior conversions at September 30, 2011 and December 31, 2011.  The conversion price was decreased as it had been based on prices that Globanc and management believes were not indicative of the value of the stock of the Company as its stock was thinly traded at the time of both conversions, resulting in a loss on settlement of debt of $4,079,081 (see Notes 6 and 9).

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of March 31, 2012.  There have been no losses in these accounts through March 31, 2012.

Concentration of Accounts Receivable and Revenues

At March 31, 2012, 71% of accounts receivable was due from the factor.

During the six months ended March 31, 2012, there were no significant customer concentrations.

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

Omni Ventures, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2012
(unaudited)
NOTE 12 – SUBSEQUENT EVENTS

In April 2012, PRVCY entered into an agreement with Centralized Strategic Placements, Inc. (“CSP”) to facilitate becoming a merchant with the Army Air Force Exchange Service (“AAFES”).  CSP is a wholly-owned subsidiary of eLayaway, Inc. (ELAY.QB).  The Company’s CFO, Bruce Harmon, is the CFO and Chairman of eLayaway, Inc.

The Company filed a lawsuit on April 27, 2012 in PRVCY Couture, Inc. v Jean Genie, Kendrick Kim, and Does 1-X, Case Number BC483445, in the Superior Court of the State of California, County of Los Angeles.  The Company has filed a Complaint for Damages for Conversion; Prayer for Writ of Possession.  The Company has stated that the defendant has not afforded the Company the right to retrieve various fixed assets which allegedly the defendant has possession of.  Additionally, the Company claims damages related to the necessity to evacuate the premises due to the alleged situation between the defendant and its landlord.  Mr. Kim was a member of the Company’s board of directors at the time and the Company alleges he had a conflict of interest by maintaining various assets including computers necessary for the Company to maintain its business records.  Mr. Kim was terminated as a director by a Written Consent of the Holders of a Majority of the Voting Stock.  See Note 8.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue. For the three months ended March 31, 2012, our revenue was $(1,978), compared to $257,768 for the same period in 2011. This decrease in revenue was due to returns from a prior period compared to liquidation sales of existing product in 2011.

Gross Profit / Loss. For the three months ended March 31, 2012, our gross loss was $3,337, compared to gross profit of $48,304 for the same period in 2011. This decrease was related to the lack of sales.

Selling, General and Administrative Expenses. For the three months ended March 31, 2012, selling, general and administrative expenses were $86,586 compared to $143,403 for the same period in 2011, a decrease of 39.6%, which relates to the reorganization of the Company.

Net Loss. We generated net losses of $4,163,088 for the three months ended March 31, 2012 compared to $108,035 for the same period in 2011, a decrease of 3,753%.  For the three months ended March 31, 2012, there was a loss on conversion of $4,079,081, or 98.0% of the total net loss.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011

Revenue. For the six months ended March 31, 2012, our revenue was $534, compared to $260,075 for the same period in 2011. This decrease in revenue was due to the Company restructuring its goals whereas in 2011, the Company was liquidating inventory.

Gross Profit / Loss. For the six months ended March 31, 2012, our gross loss was $2,929, compared to gross profit of $49,512 for the same period in 2011. This decrease was due to the lack of sales in 2012.

Selling, General and Administrative Expenses. For the six months ended March 31, 2012, selling, general and administrative expenses were $288,048 compared to $1,711,852 for the same period in 2011, a decrease of 83.2%.  This decrease was primarily due to stock-based transaction fees of $1,366,892 recorded for the six months ended March 31, 2011.  The actual selling, general and administrative expenses for the six months ended March 31, 2011 were $344,960.  Therefore, there was a decrease of 16.5%.

Net Loss. We generated net losses of $4,496,016 for the six months ended March 31, 2012 compared to $1,691,789 for the same period in 2011, an increase of 165.8%.  Factoring out the transaction fee of $1,366,892, the net loss for 2011 would have been $324,897, and factoring out the loss on settlement of debt in 2012, the net loss for 2012 would have been $305,415, therefore, there was a decrease of $19,482, or 6.0%.

Liquidity and Capital Resources

General. At March 31, 2012, we had cash and cash equivalents of $8,188. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $224,662 for the six months ended March 31, 2012, and we had cash provided by operations of $5,118 during the same period in 2011. The principal elements of cash flow from operations for the six months ended March 31, 2012 included a net loss of $4,496,016 offset primarily by loss on settlement of debt of $4,190,601.

Cash generated in our financing activities was $232,830 for the six months ended March 31, 2012, compared to cash used of $2,281 during the comparable period in 2011.  The $232,830 relates to advances from our majority shareholder.

As of March 31, 2012, current liabilities exceeded current assets by 2.6 times. Current assets increased from $206,693 at September 30, 2011 to $278,485 at March 31, 2012 whereas current liabilities increased from $689,311 at September 30, 2011 to $749,112 at March 31, 2012.

	For the six months ended
	March 31,
	2012	2011

Cash provided by (used in) operating activities	$(224,662)	$5,118
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	232,830	(2,281)

Net changes to cash	$8,168	$2,837

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $534 and net losses of $4,496,016 (includes loss on settlement of debt of $4,190,601) for the six months ended March 31, 2012 compared to sales of $260,075 and net loss of $1,691,789 (includes transaction fee of $1,366,892) for the six months ended March 31, 2011.  The Company used cash in operations for the six months ended March 31, 2012 of $224,662.  The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $470,627, $406,409 and $7,670,224, respectively, at March 31, 2012.  In addition, the Company, as of the date of this report, was in default on three promissory notes, one of which is secured by substantially all assets of the Company.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company is in negotiation with a third party for financing that should facilitate the Company’s growth in the short-term period.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

As of the end of the period covered by the Form 10-K for fiscal year 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company has an independent director but does not have an Audit Committee. The Company intends to appoint additional independent directors and set up an Audit Committee;
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

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

The Company has one outstanding legal issue with Michael Long in regards to a claim of unpaid compensation of approximately $25,000.  The Company believes that the claim is not valid and will pursue all actions to remedy it accordingly.

The Company filed a lawsuit on April 27, 2012 in PRVCY Couture, Inc. v Jean Genie, Kendrick Kim, and Does 1-X, Case Number BC483445, in the Superior Court of the State of California, County of Los Angeles.  The Company has filed a Complaint for Damages for Conversion; Prayer for Writ of Possession.  The Company has stated that the defendant has not afforded the Company the right to retrieve various fixed assets which allegedly the defendant has possession of.  Additionally, the Company claims damages related to the necessity to evacuate the premises due to the alleged situation between the defendant and its landlord.  Mr. Kim was a member of the Company’s board of directors at the time and the Company alleges he had a conflict of interest by maintaining various assets including computers necessary for the Company to maintain its business records.  Mr. Kim was terminated as a director by a Written Consent of the Holders of a Majority of the Voting Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINING SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On May 18, 2012, Michael Gauss resigned from the board of directors to pursue other opportunities.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
3.3 (2)	Certificate of Designation of the Preferences and Rights of Series E Preferred Stock
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christian Wicks, Chief Executive Officer of Omni Ventures, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce Harmon, Chief Financial Officer, of Omni Ventures, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

              Date: May 21, 2012

              By: /s/ Bruce Harmon
              Chief Financial Officer