Form 10-Q
period 2012-06-30
Omni Ventures, Inc.
filed 2012-08-14
CIK 1449224

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

❑	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO_____

Commission File number: 333-156263

Omni Ventures, Inc.

(Exact name of registrant as specified in its charter)

Kansas	26-3404322
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10940 Parallel Parkway, Suite K-257, Kansas City, KS 66109

(Address of principal executive offices)

913-981-0823

(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No

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

Large Accelerated Filer  ☐      Accelerated Filer  ☐       Non-Accelerated Filer  ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

On March 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $24,384,665, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.173. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of August 1, 2012 the registrant had 155,177,342 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

Omni Ventures, Inc.

ITEM 1  Financial Statements

OMNI VENTURES, INC. and SUBSIDIARY

Consolidated Balance Sheets

	June 30,	September 30,
	2012	2011
	(unaudited)

ASSETS
Current assets
Cash	$—	$20
Accounts receivable, net	18,893	28,152
Prepaid expenses	3,000	—
Inventories	84,997	178,521

Total current assets	106,890	206,693

Fixed assets, net	44,211	60,712

Intangibles	5,615	5,615

Other assets	5,000	—

Total assets	$161,716	$273,020

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Bank overdraft	$692	$—
Notes payable	467,584	345,000
Notes and advances payable to related parties	—	112,173
Accounts payable	143,891	36,364
Accounts payable to related parties	—	10,695
Accrued liabilities	296,345	185,079

Total current liabilities	908,512	689,311

Total liabilities	908,512	689,311

Commitments and contingencies (Note 8)

Shareholders' equity (deficiency)
Preferred stock, par value $0.001, 50,000,000 shares authorized, 23,124,330 and 23,124,330 Series A shares issued and outstanding, respectively (liquidation value $228,345)	23,124	23,124
Common stock, par value $0.0001, 200,000,000 shares authorized, 155,177,342 and 111,398,663 shares issued and issuable and outstanding, respectively	15,518	11,140
Additional paid-in capital	11,421,602	2,723,653
Accumulated deficit	(12,207,040)	(3,174,208)

Total shareholders' equity (deficiency)	(746,796)	(416,291)

Total liabilities and shareholders' equity (deficiency)	$161,716	$273,020

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30
	2012	2011	2012	2011
		Restated		Restated

Sales	$30,211	$28,827	$30,745	$288,902
Cost of sales	174,304	16,345	177,767	226,908

Gross profit (loss)	(144,093)	12,482	(147,022)	61,994

Selling, general and administrative expenses	624,079	60,102	912,127	1,771,954

Loss from operations	(768,172)	(47,620)	(1,059,149)	(1,709,960)

Other income (expense)
Interest expense	(20,115)	(14,625)	(58,035)	(43,774)
Miscellaneous income	133	—	133	—
Loss on settlements of debt	(3,714,018)	—	(7,904,619)	—
Gain on forgiveness of debt	—	—	24,000	—
Loss on abandonment of lease	(31,132)	—	(31,132)	—
Impairment of fixed assets	—	—	(5,750)	(300)
Write-off of leasehold improvements	(3,512)	—	(3,512)	—
Gain on settlement of debt	—	—	5,232	—
Total other income (expense), net	(3,768,644)	(14,625)	(7,973,683)	(44,074)

Net loss	$(4,536,816)	$(62,245)	$(9,032,832)	$(1,754,034)

Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.07)	$(0.02)

Weighted average shares outstanding - basic and diluted	147,830,095	110,590,227	125,029,259	107,379,165

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30,

(unaudited)

	2012	2011
		Restated

Cash flows used in operating activities:
Net loss	$(9,032,832)	$(1,754,034)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,751	9,199
Bad debt expense	333	1,489
Transaction fee	—	1,366,892
Stock-based compensation	147,500	122,000
Loss on settlement of debt	7,904,619	—
Impairment of fixed assets	5,750	300
Inventory reserve adjustment	22,500	—
Inventory write-off	147,265	—
Stock issued for marketing expense	59,000	—
Loss on abandonment of lease	31,132	—
Leasehold improvements write-off	3,512	—
Gains on forgiveness and settlement of debt	(29,232)	—
Changes in operating assets and liabilities:
Accounts receivable	8,926	(8,369)
Prepaid expenses	(3,000)	—
Inventory	(76,241)	221,551
Deposits	(5,000)	(8,611)
Accounts payable	136,759	25,605
Accrued expenses	87,796	—
Accrued interest	57,930	—
Net cash used in operating activities	(522,532)	(23,978)

Cash flows used in investing activities:
Purchase of fixed assets (leasehold improvements)	(3,512)	—
Net cash used in investing activities	(3,512)	—

Cash flows from financing activities:
Proceeds from advances - related party	402,748	15,507
Proceeds from draw against line of credit	122,584	—
Sale of common stock	—	18,000
Bank overdraft	692	—
Net cash provided by financing activities	526,024	33,507

Net increase (decrease) in cash	(20)	9,529

Cash at beginning of period	20	27

Cash at end of period	$—	$9,556

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:

Common stock issued for the acquisition of the assets	$—	$244,088
Common stock issued for trademarks	$—	$5,615
Note payable related to asset acquisition	$—	$325,000
Common stock issued for advances	$575,616	$—
Common stock issued for accrued interest on notes payable	$13,300	$—
Common stock issued for accrued interest on advances	$2,291	$—

 See accompanying notes to unaudited consolidated financial statements

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

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

Inventory	$495,498
Design and Sample Making Equipment	26,660
Office Furniture and Equipment	46,930
Intangible Assets (1)	—
Total	$569,088

(1) The intangible assets include trademarks, copyrights, domain names, websites, and customer lists. These assets were assigned a zero fair value.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Omni Ventures, Inc. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended June 30, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended September 30, 2011 filed on January 12, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Omni and its wholly-owned subsidiary, PRVCY.  All significant inter-company balances and transactions have been eliminated in consolidation.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

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

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

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

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations.  For the nine months ended June 30, 2012 and 2011 advertising expense was $105,503 and $18,024 respectively.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  As of June 30, 2012, there are no common stock equivalent shares outstanding. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of June 30, 2012.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $9,032,832 ($7,904,619 related to losses on settlement of debt) and used cash in operating activities of $522,532 for the nine months ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $801,622, $746,796 and $12,207,040, respectively, at June 30, 2012.  In addition, as of the date of this report, the Company was in default on three promissory notes of which one was secured by substantially all assets of the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from a related party to sustain its current level of operations.

Management is negotiating significant financing which should facilitate the necessary funding needs of the Company and is also considering merger candidates.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE AND FACTORING AGREEMENT

Accounts receivable as of June 30, 2012 is as follows:

Accounts receivable, net	$18,893
Due from factor	—
Total accounts receivable	$18,893

Bad debt write-offs during the nine months ended June 30, 2012 and 2011 were $333 and $1,489, respectively.

On September 19, 2011, the Company's subsidiary entered into a one-year automatically renewable factoring agreement with Continental Business Credit, Inc. whereby the Company may sell its accounts receivable to the factor and receive initial advances of up to 80% of the accounts receivable balance sold. The factor may retain a holdback of the unfunded portion of the accounts receivable balance to apply to factor fees or other contingencies such as vendor early payment discounts. Such holdback will be released to the Company after any amount is applied to fees or contingencies are resolved. Under certain circumstances, advances may be provided with recourse or non-recourse depending on the credit worthiness of the customer. Non-recourse accounts are to be pre-approved as such by the factor and such approval may be withdrawn by the factor under specific circumstances as defined in the factor agreement. The Factoring Agreement has a $300,000 credit limit, a factoring fee of 1% of up to $8 million in purchases in one year, 0.9% for purchases greater than $8 million up to $20 million, and 0.75% for purchases greater than $20 million, however, the Company is subject to minimum factoring fees in year one of $12,000 and in subsequent years the greater of $24,000 or 6% of the credit limit. Advances are subject to a 3% annual interest charge (7% default rate) from the factoring date to the date payment is received by the factor. Either party may terminate the agreement giving not less than 60 days written notice for the renewal terms or 30 days written notice at any other time. There is an early termination fee equal to 2% of the then credit limit times the number of months remaining in the term. This fee is in addition to any other existing obligations or minimum fees due to the factor. To secure obligations and performance of the Company, the factor is granted a security interest in substantially all assets of the Company. Conditions of default are defined in the agreement and if a default occurs, the factor may among other things, including applying the default interest rate, immediately cease advances under the factor agreement. As of June 30, 2012 the Company was in default under the financial covenant provisions of the factor agreement.

In October 2011, two invoices of approximately $28,000 included in the September 30, 2011 accounts receivable balance were factored without recourse. The Company received $20,000 and the remaining approximately $8,570 was being held by the factor as a holdback as of December 31, 2011. As of June 30, 2012, the balance due to the Company is $0.

The Company accounts for accounts receivable factored without recourse by reducing the total accounts receivable factored and establishing a Due from Factor asset account for the holdback. For accounts factored with recourse, the advance from the factor is treated as a Due to Factor liability for the entire account receivable amount with the holdback reflected as a Due from Factor asset.

NOTE 4 – INVENTORIES

Inventories consist of the following:

June 30,
2012

Finished Goods	$44,946
Raw Materials	39,711
Work-in-Process	22,840
Inventory Reserve	(22,500)

Total	$84,997

As of June 30, 2012, an expense of $147,265 was recorded to cost of goods sold to adjust the valuation of the physical inventory for unknown shrinkage which may be related to the lease legal matter described in Note 8.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

June 30,
2012

Design and Sample Making Equipment	$24,660
Office Furniture and Equipment	43,180

Total Equipment	67,840
Less: Accumulated Depreciation	(23,629)

Property and Equipment, net	$44,211

As stated in Note 12, the Company has been prevented from access to certain assets which are controlled by our former landlord. Accordingly, the Company has recorded an impairment loss of $5,750 relating to those assets.

Depreciation expense was $10,751 and $9,199 for the nine months ended June 30, 2012 and 2011, respectively.

NOTE 6 – NOTES AND ADVANCES PAYABLE

Notes and advances payable, all classified as current at June 30, 2012, consists of the following:

Notes Payable
June 30,
2012
Samuel L. Hill	$10,000
Gene Garrett	10,000
Agile Opportunity Fund, LLC	325,000
AtCorp Pty, Inc.	122,584
Total	$467,584

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

On May 18, 2009, the Company secured a note for $10,000 from Samuel L. Hill (“Hill”). The note matured on May 18, 2010 and is in default. The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010. The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and was issued in January 2012. All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock. The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the fourth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement. On November 18, 2011, the Company became obligated to issue 10,000 shares of common stock, having a fair value of $3,750 ($0.375/share based on the trading price), which was issued in January 2012 (see Note 10). On May 18, 2012, the Company became obligated to issue 10,000 shares of common stock, having a fair value of $2,900 ($0.29/share based on the trading price), which is unissued as of the date of this report.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

On May 18, 2009, the Company secured a note for $10,000 from Gene Garrett (“Garrett”). The note matured on May 18, 2010 and is in default. The note requires payment of interest in the form of shares of common stock payable as 10,000 shares of common stock on November 18, 2009 and May 18, 2010. The Company continued to pay the common stock for interest on November 18, 2010 and May 18, 2011 which are recorded as issuable and was issued in January 2012. All common stock issued and issuable was recorded at the various valuation prices based on the Company’s valuation of the stock. The first two payments were valued at $0.02 per share based on recent October 2008 sales prices to third parties, the third payment was valued at the same price of $0.0976 per share used for the valuation of the Agile transaction which was within thirty days of the issuance in November 2010, and the fourth payment was valued at $0.15 per share based on a contemporaneous March 2011 shares sale agreement. On November 18, 2011, the Company became obligated to issue 10,000 shares of common stock, having a fair value of $3,750 ($0.375/share based on the trading price), which was issued in January 2012 (see Note 10). On May 18, 2012, the Company became obligated to issue 10,000 shares of common stock, having a fair value of $2,900 ($0.29/share based on the trading price), which is unissued as of the date of this report.

Beginning on January 1, 2010, Globanc, a related party, began advancing funding to the Company, as needed, to provide working capital to the Company. The Company and Globanc did not have a formal agreement. The Company and Globanc agreed on a nominal interest rate of 6% to be accrued. The balance of advances and the above $100,000 loan and all related accrued interest totaling $228,345 as of August 15, 2011, was converted into Series A preferred stock (see Note 10) valued at the conversion amount as this was the best evidence of the preferred stock value. Additionally, the Company and Globanc agreed that at the end of each quarter, the unpaid balance and accrued interest for advances made would be converted to common stock. The conversion price would be the average trading price for the quarter with a discount of 25%. As of September 30, 2011, certain advances of $112,173 were not converted. As of December 31, 2011, advances and the accrued interest for advances made, totaling $307,797, including the balance at September 30, 2011, were converted into 1,784,329 shares of common stock valued at $419,317 based on the closing price of stock on December 31, 2011 of $0.235 per share, and the Company recorded a loss on settlement of debt for $111,520.Subsequently on March 22, 2012, the prior 2011 conversions were modified due to valuation issues and an additional 27,748,830 anti-dilutive shares of common stock were issued, valued at $4,079,081 based on the $0.147 quoted trading price on the anti-dilutive issuance agreement date as of March 22, 2012, and recorded as a loss on settlement of debt in the accompanying consolidated statement of operations. On May 17, 2012, Globanc converted $270,110 of its convertible debt into 13,505,520 shares of common stock based on a conversion price of $0.02 per share. The Company valued the issuance at $3,984,128 based on the trading price, or $0295 per share. The conversion price of $0.02 was used based upon this price being used to compute the additional shares issued on March 22, 2012 for the prior conversions at September 30, 2011 and December 31, 2011. The Company recognized a loss on settlement of debt of $3,714,018 (see Notes 9 and 10).

On November 15, 2010, the Company issued a senior secured promissory note for $325,000 to Agile in conjunction with the acquisition of certain assets of Diamond Assets (see Note 1). The note matured on November 15, 2011 and is in default with regard to principal and interest payments. The note provides for interest at 9% payable on the last day of each calendar month. After November 15, 2011, due to the default, interest will be 17%. The note is secured by substantially all assets of PRVCY.

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

On May 29, 2012, the Company entered into a 6% Senior Secured Promissory Note ("Note") which functions as a line of credit up to $1,500,000 with AtCorp Pty, Inc. ("AtCorp"). This Note shall mature the earlier of May 15, 2013 ("Maturity Date") or upon acceleration in the event of default. Interest shall accrue at 6% per annum on each loan advance from the date of disbursement of such loan advance. Interest only shall be due and payable quarterly commencing on July 1, 2012 and every 3 months thereafter on the last day of such month, until the Maturity Date.

This 6% Note is issued in conjunction with, and contains cross defaults too, a Security Agreement granting AtCorp a security interest and lien on all the assets of the Company. One of the Affirmative Covenants to this Note, is that the Company shall within 45 days of execution (or July 13, 2012) reach an agreement with any and all lenders to subordinate to this Note and execute an inter creditor agreement between AtCorp and any current lenders. Also, within 45 days of execution of this Note, all existing notes outstanding with the Company, if any, shall be current and not in default.

The Company has not yet complied with the aforementioned requirements to obtain executed inter creditor agreements with its other lenders or bring all existing notes outstanding current and not in default, therefore it may be in default with this note. At any time after the occurrence of an event of default AtCorp must provide written notice of the nature of default and specify the actions necessary to be taken by the Company to cure the default. If not cured within 5 business days, AtCorp could declare the entire Note and all sums payable under this Note immediately payable and/or exercise its rights under the Security Agreement.

The Company has not received a written notice of default, therefore the terms and conditions of this Note have not been affected.

As of June 30, 2012, the balance due was $122,584 plus $502 of accrued interest.

NOTE 7 – ACCRUED LIABILITIES

Accrued expenses consisted primarily of accrued compensation of $96,000, accrued interest of $69,389, accrued for lease abandonment of $31,132 and other accruals of $99,824, were $296,345 as of June 30, 2012.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

The Company has an outstanding legal issue with Michael Long, a former employee, in regards to a claim of unpaid compensation of approximately $25,000 which has been accrued in accrued expenses. The Company believes that the claim is not valid and will pursue all actions to remedy it accordingly.

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

Derek Finney, the Company’s former President of PRVCY Couture, Inc., has indicated that he may file a claim for unpaid compensation. Mr. Finney was terminated by the Company. The Company does not believe that Mr. Finney will prevail due to various circumstances and will defend itself accordingly. The Company has recorded an accrual of $20,000.

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

On December 1, 2011, the Company signed a one year lease with Jean Genie for $3,000 per month for approximately 2,500 square feet (also see Note 12). In February 2012, due to the landlord allegedly having contractual issues with its landlord, the Company moved out of these premises. The Company has recorded a lease abandonment loss and accrual of $31,132 as of June 30, 2012. On April 27, 2012, the Company filed a lawsuit against Jean Genie and other third parties (see Note 8 – Legal).

On March 1, 2012, the Company entered into a lease for office space with Defiance USA (“Defiance”). The lease is for one year for $5,000 per month. The owner of Defiance is a related party to an officer and director of the Company (see Note 9).

Rent expense for the nine months ended June 30, 2012 was $43,116.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  During 2011 the Company entered into agreements to allow third parties to license, distribute or act as sales agent or representative to sell, the Company’s products. Under these agreements the Company would in general be the recipient of proceeds but may be committed to pay certain compensation such as commissions, as stipulated in the agreements.   All expenses and liabilities relating to such contracts were recorded in accordance with generally accepted accounting principles through June 30, 2012.  Although such agreements increase the risk of legal actions against the Company for potential non-compliance, other than disclosed above, there are no firm commitments in such agreements as of June 30, 2012.

NOTE 9 – RELATED PARTIES

Beginning on January 1, 2010, Globanc, a related party, began advancing funding to the Company, as needed, to provide working capital to the Company. The Company and Globanc did not have a formal agreement. The Company and Globanc agreed on a nominal interest rate of 6% to be accrued. The balance of advances and the above $100,000 loan and all related accrued interest totaling $228,345 as of August 15, 2011, was converted into Series A preferred stock (see Note 10) valued at the conversion amount as this was the best evidence of the preferred stock value. Additionally, the Company and Globanc agreed that at the end of each quarter, the unpaid balance and accrued interest for advances made would be converted to common stock. The conversion price would be the average trading price for the quarter with a discount of 25%. As of September 30, 2011, certain advances of $112,173 were not converted. As of December 31, 2011, advances and the accrued interest for advances made, totaling $307,797, including the balance at September 30, 2011, were converted into 1,784,329 shares of common stock valued at $419,317 based on the closing price of stock on December 31, 2011 of $0.235 per share, and the Company recorded a loss on settlement of debt for $111,520.Subsequently on March 22, 2012, the prior 2011 conversions were modified due to valuation issues and an additional 27,748,830 anti-dilutive shares of common stock were issued, valued at $4,079,081 based on the $0.147 quoted trading price on the anti-dilutive issuance agreement date as of March 22, 2012, and recorded as a loss on settlement of debt in the accompanying consolidated statements of operations. On May 26, 2012, Globanc converted $270,110 into 13,505,520 shares of common stock valued at $0.02 per share, and the Company recorded a loss on settlement of debt for $3,714,018 (see Notes 6 and 10). As of June 30, 2012, the balance due to Globanc was $0.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

In March 2012, the Company entered into a lease for office space with Defiance (see Note 8). Defiance is owned by Christopher Wicks, the father of our President and Director, Christian Wicks.

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

On June 30, 2011 through September 30, 2011, pursuant to a stock purchase agreement whereby a licensee of the Company agreed to purchase $3,000 of common stock per month at a negotiated price, the Company sold 120,000 shares of common stock for $0.15 per share for a total of $18,000.

On April 14, 2011, the Company granted an employee 100,000 shares of common stock as an incentive for his employment. The shares were actually transferred from Globanc, a principal stockholder. In January 2012, Globanc will be reimbursed for the 100,000 shares of common stock. The Company recognized stock-based compensation of $15,000 as the Company’s common stock had a value of $0.15 per share based on a recent sale transaction on June 30, 2011 (see above) and since the Company’s stock was thinly traded.

On May 18, 2011, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $3,000 ($0.15/share) to two lenders (Garrett and Hill) for interest (see Note 6). The stock valuation is based on a recent sale transaction on June 30, 2011(see above) as the Company’s stock was thinly traded.

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

On May 17, 2012, the Company issued 250,000 vested shares each to Christian Wicks and Bruce Harmon, the Company’s President and Chief Financial Officer, respectively, for services rendered. The shares were valued at the quoted market price of the Company’s common stock of $0.295 or $147,500 and expensed upon grant.

On May 17, 2012, the Company issued 200,000 shares to Globanc in regards to Globanc using its own shares to compensate a third party on August 30, 2011. The shares were valued at the quoted market price of the Company’s common stock of $0.295 or $59,000 and expensed upon issuance.

On May 17, 2012, Globanc settled a $50,000 payable to an unrelated third party on behalf of the Company by issuing shares of common stock that it owned. As the shares were actually transferred from Globanc, a principal stockholder, Globanc was reimbursed for the settlement of this $50,000 payable by recording the $50,000 as a payable due to Globanc and then settled in conjunction with the May 17, 2012, obligation to issue 13,505,520 shares of common stock to Globanc in exchange for the conversion of $270,110 (which included the previously mentioned $50,000 payable) in advances and accrued interest made to the Company (see Note 6). The conversion price of $0.02 was used based upon this price being used to compute the additional shares issued on March 22, 2012 for the prior conversions at September 30, 2011 and December 31, 2011. The Company recognized a loss on settlement of debt of $3,714,018 (see Notes 6 and 9).

On May 18, 2012, the Company became obligated to issue 20,000 shares of common stock, having a fair value of $5,800 ($0.295/share) to two lenders (Garrett and Hill) for interest (see Note 6). The stock valuation is based on the quoted market price of the Company’s common stock and such shares are shown as issuable shares at June 30, 2012.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of June 30, 2012.  There have been no losses in these accounts through June 30, 2012.

Concentration of Accounts Receivable and Revenues

At June 30, 2012, four customers accounted for 30%, 19%, 17%, and 13% of accounts receivable.

Concentration of Intellectual Property

The Company has applied to revive the trademark “PRVCY” and “Privacywear.”  The Company’s business is reliant on these intellectual property rights.

Concentration of Funding

During 2012 and 2011 a majority of the Company’s funding was provided by a principal stockholder paying Company vendors on behalf of the Company. The amounts paid were recorded as liabilities during 2012 and 2011 and then converted in total to preferred Series A and common stock as of September 30, 2011 and December 31, 2011 March 31, 2012, and June 30, 2012 (see Notes 6, 9 and 10).

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

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue. For the three months ended June 30, 2012, our revenue was $30,211, compared to $28,827 for the same period in 2011. This increase in revenue was insignificant.

Gross Profit / Loss. For the three months ended June 30, 2012, our gross loss was $144,093, compared to gross profit of $12,482 for the same period in 2011. This decrease was related to an inventory write off and reserve of $147,265 and $22,500, respectively, in 2012.

Selling, General and Administrative Expenses. For the three months ended June 30, 2012, selling, general and administrative expenses were $624,079 compared to $60,102 for the same period in 2011, an increase of 938%, which relates to the reorganization of the Company.

Net Loss. We generated net losses of $4,536,816 for the three months ended June 30, 2012 compared to $62,245 for the same period in 2011, a decrease of 4,474,571. For the three months ended June 30, 2012, there was a loss on conversion of debt of $3,714,018, or 81.9% of the total net loss.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

Revenue. For the nine months ended June 30, 2012, our revenue was $30,745, compared to $288,902 for the same period in 2011. This decrease in revenue was due to the Company restructuring its goals whereas in 2011, the Company was liquidating inventory.

Gross Profit / Loss. For the nine months ended June 30, 2012, our gross loss was $147,022, compared to gross profit of $61,994 for the same period in 2011. This decrease was due to the lack of sales in 2012 and an inventory write off and reserve of $147,265 and $22,500 in 2012.

Selling, General and Administrative Expenses. For the nine months ended June 30, 2012, selling, general and administrative expenses were $912,127 compared to $1,771,954 for the same period in 2011, a decrease of 48.5%.  This decrease was primarily due to stock-based transaction fees of $1,366,892 recorded for the nine months ended June 30, 2011. The actual selling, general and administrative expenses for the nine months ended June 30, 2011 were $405,062. Therefore, there was a decrease of 132%.

Net Loss. We generated net losses of $9,032,832 for the nine months ended June 30, 2012 compared to $1,754,034 for the same period in 2011, an increase of 415%. Factoring out the transaction fee of $1,366,892, the net loss for 2011 would have been $387,142, and factoring out the loss on conversion in 2012 of $7,904,619, the net loss for 2012 would have been $1,128,213, therefore, there was an increase of $741,071, or 191%.

Liquidity and Capital Resources

General. At June 30, 2012, we had cash and cash equivalents of $0. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities, and loans including loans from our majority shareholder. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $522,532 for the nine months ended June 30, 2012, and net cash used in operations of $23,978, during the same period in 2011. The principal elements of cash flow from operations for the nine months ended June 30, 2012 included a net loss of $9,032,832 offset primarily by loss on conversion of $7,904,619.

Cash used in investing activities was $3,512 for the nine months ended June 30, 2012, compared to cash used of $0 during the comparable period in 2011.

Cash provided by our financing activities was $526,024 for the nine months ended June 30, 2012, compared to cash provided by financing activities of $35,507 during the comparable period in 2011. The principal elements of cash flow from financing activities for the nine months ended June 30, 2012, included $402,748 of advances from our majority shareholder and $122,584 draws in a line of credit.

As of June 30, 2012, current liabilities exceeded current assets by 8.5 times. Current assets decreased from $206,693 at September 30, 2011 to $106,890 at June 30, 2012 whereas current liabilities increased from $689,311 at September 30, 2011 to $908,512 at June 30, 2012.

	For the nine months ended
	June 30,
	2012	2011

Cash used in operating activities	$(522,532)	$(23,978)
Cash used in investing activities	(3,512)	—
Cash provided by financing activities	526,024	33,507

Net changes to cash	$(20)	$9,529

Going Concern

The accompanying unconsolidated consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $30,745 and net losses of $9,032,832 (includes loss on conversion of $7,904,619) for the nine months ended June 30, 2012 compared to sales of $288,902 and net loss of $1,755,207 (includes transaction fee of $1,366,892) for the nine months ended June 30, 2011.  The Company used cash in operations for the nine months ended June 30, 2012 of $522,532. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $801,622, $746,796 and $12,207,040, respectively, at June 30, 2012. In addition, the Company, as of the date of this report, was in default on three promissory notes, one of which is secured by substantially all assets of the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company is in negotiation with third parties for financing that should facilitate the Company’s growth in the short-term period and is also considering merger candidates. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by the Form 10-K for fiscal year 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company has an independent director but does not have an Audit Committee. The Company intends to appoint additional independent directors and set up an Audit Committee;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to theAudit Committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

The Company has one outstanding legal issue with Michael Long, a former employee, in regards to a claim of unpaid compensation of approximately $25,000. The Company believes that the claim is not valid and will pursue all actions to remedy it accordingly.

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

Derek Finney, the Company’s former President of PRVCY Couture, Inc., has indicated that he may file a claim for unpaid compensation. Mr. Finney was terminated by the Company. The Company does not believe that Mr. Finney will prevail due to various circumstances and will defend itself accordingly. The Company has a reserve recorded.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On August 13, 2012, Mr. Deepak Ramchandani resigned his position as Chief Executive Officer of Omni Ventures, Inc. and accepted the position of Chief Executive Officer of PRVCY Couture, Inc., the operations division of the Company. Mr. Christian Wicks, the Interim President of Omni Ventures, Inc., resigned that position and accepted a management position in PRVCY Couture, Inc. Additionally, by a consent of a majority of the shareholders of the Company, Mr. Wicks and Mr. Robert Price, both directors of the Company, were removed from the Board of Directors to enable the Company to add new directors from the industry. Mr. Harmon, the Chief Financial Officer, will serve as the Interim Chief Executive Officer and was appointed as Director.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
31.1 (2)	Certification of Chief Executive Officer of Omni Ventures, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (2)	Certification of Chief Financial Officer of Omni Ventures, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (2)	Certification of Chief Executive Officer of Omni Ventures, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Chief Financial Officer of Omni Ventures, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS (#)	XBRL Instance Document

101.SCH (#)	XBRL Taxonomy Extension Schema Document

101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (#)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (#)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed and is incorporated herein by reference.
(2)	Filed herewith.
(#)	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

OMNI VENTURES, INC.

Date: August 14, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Executive Officer

Date: August 14, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer

