Form 10-Q/A
period 2011-06-30
Omni Ventures, Inc.
filed 2012-08-16
CIK 1449224

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

Large accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock as of June 30, 2011: 110,605,172 shares of common stock.

EXPLANATORY NOTE

Omni Ventures, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to reflect the effects of reporting errors. These errors related to the recording of the fair value of the acquisition in December 2010 of the assets of Diamond Assets, as discussed within this amended filing. The Company had an independent appraisal completed and reported the effect of it in its Form 10-K for the period ended September 30, 2011. The impact on the financial statements of the Company was in the first quarter of fiscal year 2011. The Form 10-Q for the period ended June 30, 2011 has been previously amended.

For ease of reference, this Amendment No. 2 amends Item 1. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 4. Controls and Procedures.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 2.

TABLE OF CONTENTS

OMNI VENTURES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNI VENTURES, INC. and SUBSIDIARY

Consolidated Balance Sheets

	June 30,	September 30,
	2011	2010
	(unaudited)
	Restated - Note 9

ASSETS

Current assets
Cash	$9,556	$27
Accounts receivable, net	6,880	–
Inventories	273,947	–

Total current assets	290,383	27

Fixed assets, net	64,091	–

Other assets	8,611	–

Intangibles	5,615	–

Total assets	$368,700	$27

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Notes payable	$345,000	$20,000
Notes and advances payable to related parties	173,184	152,062
Accounts payable and accrued liabilities	90,906	67,653
Total current liabilities	609,090	239,715

Total liabilities	609,090	239,715

Commitments and contingencies (Note 8)

Shareholders' deficiency
Preferred stock, par value $0.001, 50,000,000 shares authorized, 23,124,330 and 0 Series A shares issued and outstanding, respectively (liquidation value $228,345)	–	–
Common stock, par value $0.0001, 200,000,000 shares authorized, 110,605,172 and 92,695,172 shares issued and issuable and outstanding, respectively	11,061	9,270
Common stock issuable (970,000 shares)	–	–
Additional paid-in capital	2,204,175	452,634
Accumulated deficit	(2,455,626)	(701,592)

Total shareholders' deficiency	(240,390)	(239,688)

Total liabilities and shareholders' deficiency	$368,700	$27

See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Restated - Note 9		Restated - Note 9

Sales	$28,827	$–	$288,902	$–
Cost of sales	16,345	–	226,908	–

Gross income	12,482	–	61,994	–

Selling, general and administrative expenses	60,102	5,557	1,771,954	26,005

Loss from operations	(47,620)	(5,557)	(1,709,960)	(26,005)

Other income (expense)
Interest expense	(14,625)	(4,488)	(43,774)	(13,849)
Impairment of fixed asset	–	–	(300)	–
Total other income (expense), net	(14,625)	(4,488)	(44,074)	(13,849)

Net loss	$(62,245)	$(10,045)	$(1,754,034)	$(39,854)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	110,590,227	92,695,172	107,379,165	96,501,106

 See accompanying notes to unaudited consolidated financial statements

OMNI VENTURES, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	June 30,
	2011	2010
	Restated - Note 9

Cash flows provided by (used in) operating activities:
Net loss	$(1,754,034)	$(39,854)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	9,199	–
Common stock issued for interest	–	400
Impairment of fixed asset	300	–
Bad debt expense	1,489	–
Share compensation paid by principal shareholder	122,000	–
Transaction fee	1,366,892	–
Changes in operating assets and liabilities:
Accounts receivable	(8,369)	–
Inventories	221,551	–
Deposits	(8,611)	–
Accounts payable and accrued expenses	25,605	39,377
Net cash used in operating activities	(23,978)	(77)

Cash flows used in financing activities:
Sale of common stock	18,000	–
Advances - related party	15,507	–
Net cash used in financing activities	33,507	–

Net increase (decrease) in cash	9,529	(77)

Cash at beginning of period	27	186

Cash at end of period	$9,556	$109

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Common stock issued for the acquisition of the assets	$244,088	$–

Common stock issued for trademarks	$5,615	$–

Note payable related to asset acquisition	$325,000	$–

See accompanying notes to unaudited consolidated financial statements.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 1 – Basis of Presentation

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

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

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

Inventory	$495,498
Design and Sample Making Equipment	26,660
Office Furniture and Equipment	46,930
Intangible Assets (1)	–

Total	$569,088

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

June 30, 2011

(Unaudited)

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

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2011 through the date these financial statements were issued.

Note 3 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $1,754,034 (includes $1,366,892 of stock-based transaction fee).  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $318,707, $240,390 and $2,455,626, respectively, at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Fair Value

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

June 30, 2011

(Unaudited)

Note 5 – Notes and Advances Payable – Related Parties and Other

Notes and advances payable, all classified as current at June 30, 2011 consists of the following:

Notes Payable
June 30,
2011
Samuel L. Hill	$10,000
Gene Garrett	10,000
Agile Opportunity Fund, LLC	325,000
Total	$345,000

Notes and Advances Payable - Related Parties
June 30,
2011
Globanc Corporation	$100,000
Globanc Corporation (advances)	73,184
Total	$173,184

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

June 30, 2011

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

In December 2010, the majority shareholder of the Company acquired the $100,000 note payable from a third party lender. As of June 30, 2011, the third party made payments on behalf of the Company, treated as advances, and advanced the Company, a net of $73,184.

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

Note 9 – Restatement of June 30, 2011 Consolidated Financial Statements

In the September 30, 2011 audit of the consolidated financial statements of the Company, management determined that the transaction related to the acquisition of the Diamond Assets in December 2010 was incorrectly accounted for in the financial statements at June 30, 2011, and for the three and nine months then ended.

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

The restated consolidated balance sheet, consolidated statements of operations, and consolidated statements of cash flows as of June 30, 2011 are as follows:

Consolidated Balance Sheet	June 30, 2011
	As Previously
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash	$9,556	$–	$9,556
Accounts receivable, net	6,880	–	6,880
Inventories	677,558	(403,611)	273,947
Total current assets	693,994	(403,611)	290,383

Fixed assets, net	64,391	(300)	64,091

Other assets	8,611	–	8,611

Intangibles	3,033,415	(3,027,800)	5,615

Total assets	$3,800,411	$(3,431,711)	$368,700

LIABILITIES
Current liabilities:
Notes payable	$345,000	$–	$345,000
Notes and advances payable to related parties	183,097	(9,913)	173,184
Accounts payable and accrued liabilities	108,676	(17,770)	90,906
Total current liabilities	636,773	(27,683)	609,090
Total liabilites	636,773	(27,683)	609,090

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock	10,920	141	11,061
Additional paid-in capital	4,250,984	(2,046,809)	2,204,175
Accumulated deficit	(1,098,266)	(1,357,360)	(2,455,626)
Total shareholders' equity (deficiency)	3,163,638	(3,404,028)	(240,390)

Total liabilities and shareholders' equity (deficiency)	$3,800,411	$(3,431,711)	$368,700

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Consolidated Statement of Operations	For the Three Months Ended June 30, 2011
	As Previously
	Reported	Adjustments	Restated

Sales	$22,085	$6,742	$28,827
Cost of sales	16,345	–	16,345
Gross income	5,740	6,742	12,482
Selling, general and administrative expenses	126,398	(66,296)	60,102
Loss from operations	(120,658)	73,038	(47,620)

Other income (expense):
Impairment of fixed asset	–	–	–
Interest expense	(13,052)	(1,573)	(14,625)
Total other income (expense)	(13,052)	(1,573)	(14,625)

Net loss	$(133,710)	$71,465	$(62,245)

Basic and diluted net loss per share	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding - basic and diluted	105,024,842	5,565,385	110,590,227

Consolidated Statement of Operations	For the Nine Months Ended June 30, 2011
	As Previously
	Reported	Adjustments	Restated

Sales	$282,160	$6,742	$288,902
Cost of sales	226,908	–	226,908
Gross income	55,252	6,742	61,994
Selling, general and administrative expenses	412,077	1,359,877	1,771,954
Loss from operations	(356,825)	(1,353,135)	(1,709,960)

Other income (expense):
Impairment of fixed asset	–	(300)	(300)
Interest expense	(39,849)	(3,925)	(43,774)
Total other income (expense)	(39,849)	(4,225)	(44,074)

Net loss	$(396,674)	$(1,357,360)	$(1,754,034)

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	106,414,952	964,213	107,379,165

Omni Ventures, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Consolidated Statement of Cash Flows	For the Nine Months Ended June 30, 2011
	As Previously
	Reported	Adjustments	Restated

Cash flows used in operating activities:
Net loss	$(396,674)	$(1,357,360)	$(1,754,034)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	133,699	(124,500)	9,199
Impairment of fixed assets	–	300	300
Bad debt expense	764	725	1,489
Share compensation paid by principal shareholder	–	122,000	122,000
Transaction fee - stock-based	–	1,366,892	1,366,892
Changes in operating assets and liabilities:
Accounts receivable	–	(8,369)	(8,369)
Inventories	–	221,551	221,551
Deposits	–	(8,611)	(8,611)
Accounts payable and accrued expenses	24,889	716	25,605
Net cash used in operating activities	(237,322)	213,344	(23,978)

Cash flows from financing activities:
Sale of common stock	–	18,000	18,000
Proceeds from / payments on advances - related party	246,851	(231,344)	15,507
Net cash provided by financing activities	246,851	(213,344)	33,507

Net increase (decrease) in cash	9,529	–	9,529
Cash at beginning of period	27	–	27
Cash at end of period	$9,556	$–	$9,556

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

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011, were $28,827 as compared to no earnings for the three months ended June 30, 2010. The reason for the commencement of revenues was a result of the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $12,482 as compared to none for the three months ended June 30, 2010.

Operating Expenses

Operating Expenses incurred for the three months ended June 30, 2011 were $60,102 as compared to $5,557 for the three months ended June 30, 2010, an increase of $54,545. The increase is mainly due to the Company’s acquisition of the PRVCY Brand and expenses related to the marketing and launching of that brand for the quarter.

Net Loss and Earnings Per Share

The Company’s net loss for the three months ended June 30, 2011 was $62,245 compared to a net loss of $10,045 for the three months ended June 30, 2010, an increase in the loss of $52,200. Net loss per weighted average share was ($0.00) for the three months ended June 30, 2011, as compared to $0.00 for the three months ended June 30, 2010.

Nine Months Ended June 30, 2011 Compared to the Nine Months Ended June 30, 2010

Revenues

Revenues for the nine months ended June 30, 2011, were $288,902 as compared to no earnings for the nine months ended June 30, 2010. The reason for the commencement of revenues was a result of the Company’s acquisition of the PRVCY Couture and the sales of clothing there from.

Gross Profit

Gross profit for the nine months ended June 30, 2011 was $61,994 as compared to none for the nine months ended June 30, 2010.

Operating Expenses

Operating Expenses incurred for the nine months ended June 30, 2011 were $1,771,954 as compared to $26,005 for the nine months ended June 30, 2010, an increase of $1,745,949. The increase is mainly due to the Company’s acquisition of the PRVCY Brand and expenses related to the marketing and launching of that brand for the quarter, including a transaction fee of $1,366,892.

Net Loss and Earnings Per Share

The Company’s net loss for the nine months ended June 30, 2011 was $1,754,034 compared to a net loss of $39,854 for the nine months ended June 30, 2010, an increase in the loss of $1,714,180. Net loss per weighted average share was ($0.02) for the nine months ended June 30, 2011, as compared to ($0.00) for the nine months ended June 30, 2010.

Liquidity and Capital Resources

General. At June 30, 2011, we had cash and cash equivalents of 9,556. We have historically met our cash needs through third party investors. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $23,978 for the nine months ended June 30, 2011, and we used cash in operations of $77 during the same period in 2010. The principal elements of cash flow from operations for the nine months ended June 30, 2011 included a net loss of $1,754,034, offset primarily by a transaction fee of $1,366,892.

Cash provided by our financing activities was $33,507 for the nine months ended June 30, 2011, compared to $0 during the comparable period in 2010. This increase was attributed to a third party investor, $18,000, and advances from a related party, $15,507.

As of June 30, 2011, current liabilities exceeded current assets by 2.1 times. Current assets increased from $27 at September 30, 2010 to $290,383 at June 30, 2011 whereas current liabilities increased from $239,715 at September 30, 2010 to $609,090 at June 30, 2011.

Research and Development

In the nine months ended June 30, 2011, the Company did not incur any expenses on research and development, nor did it incur any expenses for the same period ending June 30, 2010.

Inflation

We believe that the impact of inflation on our operations since our inception has not been material.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $288,902 and net losses of $1,754,034 ($1,366,892 represents transaction fees) for the nine months ended June 30, 2011 compared to sales of $0 and net loss of $39,854 for the nine months ended June 30, 2010.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit of $318,707, $240,390 and $2,455,626, respectively, at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

PART II – OTHER INFORMATION

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)  Exhibits

Number	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

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

