Form 10-Q/A
period 2012-06-30
Omni Ventures, Inc.
filed 2012-08-30
CIK 1449224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 14, 2012.

2

Item 6. Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

OMNI VENTURES, INC.

Date: August 30, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Executive Officer

Date: August 30, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer

4